Form 10-Q
period 1996-03-31
PRIME RESIDENTIAL INC
filed 1996-05-14
CIK 921946

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996
                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, For the Transition Period From                 to
                    .                                     ---------------
     ---------------
Commission file number   0-24704
                       ------------

                            PRIME RESIDENTIAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                         36-3948161
- ---------------------------------------------    -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



     77 W. Wacker Drive
     Suite 4040
     Chicago, Illinois                                      60601
- ---------------------------------------------    -------------------------------
  (Address of principal executive offices)                (Zip Code)


                                 (312) 917-1600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------

       (Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
      -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of May 13, 1996 the registrant had outstanding 8,958,525 shares of Common Stock, $.01 par value per share.


                                                                       Page 1 of
                                                          Exhibit Index: Page
                                                                              --

                           PRIME RESIDENTIAL, INC.                     Form 10-Q

                                     INDEX

Part I: Financial Information                                                    Page
                                                                                 ----
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets of Prime Residential, Inc. as of
         March 31, 1996 and December 31, 1995. ..................................   4

         Consolidated statements of operations of Prime Residential, Inc.
         for the quarter ended March 31, 1996 and 1995, respectively.............   5

         Consolidated statements of cash flows of Prime Residential, Inc.
         for the quarter ended March 31, 1996 and 1995, respectively.............   6

         Notes to consolidated financial statements..............................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................  12

Part II: Other Information

Item 1.  Legal Proceedings......................................................   20
Item 2.  Changes in Securities..................................................   20
Item 3.  Defaults Upon Senior Securities........................................   20
Item 4.  Submission of Matters to a Vote of Security Holders....................   20
Item 5.  Other Information......................................................   20
Item 6.  Exhibits or Reports on Form 8-K........................................   20

Signature.......................................................................   21

                                     Part I

ITEM 1. FINANCIAL INFORMATION

     The information furnished in the accompanying balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            PRIME RESIDENTIAL, INC.
                          CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)

                                                    March 31,    December 31,
                                                      1996           1995
                                                  ------------   ------------
ASSETS
Rental property:
  Land............................................ $  58,169      $  57,718
  Buildings and improvements......................   297,093        283,062
  Furniture and equipment.........................     3,391          3,089
                                                   ---------      ---------
                                                     358,653        343,869
Accumulated depreciation..........................   (22,722)       (19,910)
                                                   ---------      ---------
                                                     335,931        323,959
Cash and cash equivalents.........................     3,635          5,270
Escrow deposits...................................    13,749         12,945
Bond funds--restricted............................     2,362          2,779
Note receivable - Officer.........................     1,000          1,000
Accounts receivable...............................       789          1,230
Investment in unconsolidated real estate limited
partnerships......................................       571            657
Deferred financing costs, net.....................     7,730         11,530
Other.............................................       542            619
                                                   ---------      ---------
TOTAL ASSETS...................................... $ 366,309      $ 359,989
                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Bonds payable..................................... $ 182,050      $ 182,050
Notes payable.....................................    41,321         47,931
Accrued interest..................................        16             --
Real estate taxes payable.........................     2,141          4,998
Tenant security deposits..........................     1,638          1,632
Accounts payable and other liabilities............     1,036          2,143
                                                   ---------      ---------
Total liabilities.................................   228,202        238,754
                                                   ---------      ---------
Minority interest                                     33,439         12,062

Stockholders' equity:
  Preferred Stock, $.01 par value; 20,000,000
    shares authorized, none outstanding...........       --             --
  Common Stock, $.01 par value; 100,000,000 shares
  authorized, 8,958,525 shares issued and
  outstanding.....................................        90             90
  Additional paid-in capital......................   112,960        112,957
  Distributions in excess of accumulated earnings.    (8,382)        (3,874)
                                                   ---------      ---------
Total stockholders' equity........................   104,668        109,173
                                                   ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $ 366,309      $ 359,989
                                                   =========      =========

See accompanying notes to consolidated financial statements.

                            PRIME RESIDENTIAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)


                                                             QUARTER ENDED   QUARTER ENDED
                                                             MARCH 31, 1996  MARCH 31, 1995
                                                             --------------  --------------
Revenues:
  Rental...................................................    $     14,452    $     10,581
  Other....................................................           1,173             749
                                                             --------------  --------------
    Total revenue..........................................          15,625          11,330
Expenses:
  Property operating.......................................           3,510           2,842
  Real estate taxes........................................           1,477           1,096
  General and administrative...............................           1,290             870
  Depreciation.............................................           2,812           1,756
  Advertising and marketing................................             266             198
  Repairs and maintenance..................................             519             312
  Bad debt expense.........................................             135             213
  Financing fees...........................................             881             293
  Interest.................................................           2,579           1,163
  Amortization of deferred financing fees..................             715             512
  Losses from unconsolidated real estate
    limited partnerships...................................              86              27
                                                             --------------  --------------
    Total expenses.........................................          14,270           9,282
                                                             --------------  --------------
Income before allocation to minority interest and loss from
sale of interest rate cap..................................           1,355           2,048
Income allocated to minority interest......................           (195)           (227)
                                                             --------------  --------------
Income before loss on sale of interest rate cap............           1,160           1,821
Loss on sale of interest rate cap,
  net of minority interest.................................         (2,084)              --
                                                             --------------  --------------
Net (loss) income..........................................    $      (924)    $      1,821
                                                             ==============  ==============
Net loss income per share of common stock outstanding......    $     (0.10)    $       0.20
                                                             ==============  ==============
Common shares outstanding..................................       8,958,525       8,958,525
                                                             ==============  ==============

See accompanying notes to consolidated financial statements.

                            PRIME RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                       QUARTER ENDED   QUARTER ENDED
                                                       MARCH 31, 1996  MARCH 31, 1995
                                                       --------------  --------------
OPERATING ACTIVITIES
  Net (loss) income..................................    $       (924)    $     1,821
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Depreciation.....................................           2,812           1,756
    Bad debt expense.................................             135             213
    Amortization of deferred financing fees..........             715             512
    Minority interest................................             195             227
    Loss from sale of interest rate cap..............           2,084              --
    Losses from unconsolidated real estate limited
      partnerships...................................              86              27
    Changes in operating assets and liabilities:
      Accounts receivable............................             306             174
      Other assets...................................              77            (124)
      Accrued interest payable.......................              16             (59)
      Real estate taxes payable......................          (2,857)         (1,132)
      Tenant security deposits.......................               6              76
      Accounts  payable and other liabilities........          (1,107)           (469)
                                                       --------------  --------------
      Net cash provided by operating activities......           1,544           3,022
                                                       --------------  --------------
INVESTING ACTIVITIES
  Purchase of rental property........................         (10,905)        (13,900)
  Improvements to rental property....................          (3,879)         (1,469)
                                                       --------------  --------------
       Cash used in investing activities.............         (14,784)        (15,369)
FINANCING ACTIVITIES
  Net proceeds from joint venture partner............          21,794              --
  Decrease (increase) in escrowed bond
    funds-restricted.................................             417          (1,378)
  Proceeds from bonds payable........................              --          11,600
  Proceeds from notes payable........................          30,205          16,889
  Proceeds from sale of interest rate cap............           1,485              --
  Repayment of notes payable.........................         (36,815)        (10,030)
  Deferred financing fees paid.......................            (708)         (1,460)
  Distributions paid to minority interest............            (388)           (387)
  Partner capital contributions......................               3               5
  Contribution to unconsolidated real estate limited
   partnerships......................................              --             (27)
  Dividends paid to stockholders.....................          (3,584)         (3,583)
  Escrow deposits....................................             804              --
                                                       --------------  --------------
      Net cash provided by financing activities......          11,605          11,629
                                                       --------------  --------------
Net decrease in cash.................................          (1,635)           (718)
Cash and cash equivalents at beginning of period.....           5,270           2,424
                                                       --------------  --------------
Cash and cash equivalents at end of period...........    $      3,635    $      1,707
                                                       ==============  ==============

See accompanying notes to consolidated financial statements.

      1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Financial Statements and notes thereto included in Prime Residential, Inc. and its affiliates (the "Company") 1995 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to the notes included in the 1995 Annual Report on Form 10-K and present interim disclosures as required by
the SEC.    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of recurring accruals and sale of interest rate cap have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

     Investments in joint venture partnerships which the Company does not have a majority interest in, or control of, are accounted for on the equity method.

     Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Rental revenue is recognized as income in the period earned.

DEVELOPMENT COSTS

     All property renovation costs, including construction, design and other similar renovation costs, incurred during the renovation period are capitalized to rental property.

CASH EQUIVALENTS

     All highly liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.

RENTAL PROPERTY

     Rental property is carried at lower of cost or fair value.

     Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:


     Building .................................................  30-40 years
     Building improvements ....................................   5-30 years
     Furniture and equipment ..................................   3-12 years


     Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life.

2.   DEBT

     On February 9, 1996, the Company acquired Madera Point for $10.9 million. Madera Point is a 256 unit apartment complex located in Mesa, Arizona. The Company financed this acquisition by assuming $8.1 million of variable rate tax-exempt bonds, which are collateralized by Madera Point, and the remainder with working capital.

     On August 31, 1994, the Company acquired interest rate protection for approximately $5.6 million to protect itself from interest rate fluctuations. On March 14, 1996, however, the Company sold its interest rate protection contract for approximately $1.5 million. As a result of this sale, the Company recognized a $2.1 million loss, net of minority interest. Also, on March 14, 1996, the Company entered into an interest rate swap transaction with NCSI pursuant to which the Company will pay a fixed rate on approximately $23.6 million of its variable rate tax exempt debt. Under this swap agreement, the Company will pay a fixed rate of 6.55% on a notional amount of approximately $17.0 million to NCSI, which results in an effective interest rate of approximately 4.73% on $23.6 million of variable rate tax-exempt bonds.

     On March 27, 1996, the Company entered into a number of financing transactions regarding certain properties (the "MFP Properties") owned by Prime MFP Limited Partnership an affiliate of the Company and four additional properties. The Company, through its affiliates, formed three new limited partnerships: Jupiter-I, L.P., Jupiter-II, L.P. and Prime MFP VII Limited Partnership. Jupiter-I, L.P. is a limited partnership, of which the Company and the Operating Partnership, through their subsidiaries, are the 49.6% general partner. Jupiter-I, L.P. holds a 99% limited partnership interest and the Company, through its subsidiaries, holds a 1% general partnership interest in Prime MFP Limited Partnership. The limited partner of Jupiter-I, L.P. is a Japanese Corporation ("Investor I"). In return for a capital contribution of approximately $17.8 million, Investor I received a 50.4% limited partnership interest in Jupiter-I,

L.P. Investor I will receive an annual preferred return from the Prime MFP Properties of 8.5% on their investment, plus 30% of any increases in cash flow from the MFP Properties over the cash flow (as defined) from such properties. At any time following the fifth anniversary of the formation of Jupiter-I, L.P., but in no event after the seventh anniversary of the formation of Jupiter-I, L.P., Investor I is entitled to a redemption of its partnership interest in the form of cash and or Common Stock in the Company. The election of the form of the redemption (cash or stock) is at the absolute discretion the Company. Proceeds of $16.9 million, net of relevant fees, from the capital contribution were used to repay principal outstanding on the Company's Revolving Loan.

     Prime MFP VII Limited Partnership is a Delaware limited partnership formed to own Coral Cove, Westway Village, Summit Creek and Tatum Gardens properties (the "MFP VII Properties"). In connection with the formation of Jupiter-II, L.P. as described below, Nomura Asset Capital Corporation has provided a $16.1 million, seven year term loan with respect to the MFP VII Properties. The loan requires monthly payments of principal and interest at a rate equal to approximately 8% (based upon the interpolated 7 year Treasury Bill Rate plus 1.75% and a 30 year amortization). Net proceeds from the long term financing were used to repay principal outstanding on the Company's Revolving Loan.

     Jupiter-II, L.P. is a limited partnership, of which the Company and the Operating Partnership, through their subsidiaries, are the 49.6% general partner. Jupiter-II, L.P. holds a 99% limited partnership interest, and the Company, through its subsidiaries, holds a 1% general partnership interest in Prime MFP VII Limited Partnership. The limited partner of Jupiter-II, L.P. is a Japanese individual ("Investor II") and the Company, through its subsidiaries, holds a 1% general partnership interest. In return for a capital contribution of approximately $5.2 million, Investor II received a 50.4% limited partnership interest in Jupiter-II, L.P. Investor II will receive an annual preferred return from the Prime MFP VII Properties of 8.5% on their investment, plus 30% of any increases in cash flow from the MFP VII Properties over the cash flow (as defined) from such properties. At any time following the fifth anniversary of the formation of Jupiter-II, L.P., but in no event after the seventh anniversary of the formation of Jupiter-II, L.P., Investor II is entitled to a redemption of its partnership interest in the form of cash and or Common Stock in the Company. The election of the form of the redemption (cash or stock) is at the absolute discretion of the Company. Proceeds of approximately $4.9 million, net of relevant fees, from the capital contribution were used to repay principal outstanding on the Company's Revolving Loan.

3.   ESCROWED BOND FUNDS--RESTRICTED

As of March 31, 1996 the Company had in escrow $2.4 million to be used to complete certain renovation projects associated with tax-exempt bond requirements on certain properties.

4.   STOCK OPTION PLAN

     Pursuant to the 1994 Stock Option plan as discussed in note 6 to the 1995 Annual Report on Form 10-K, directors, executive officers, certain key employees were offered the opportunity to acquire shares of common stock through stock options. During the quarter ended March 31, 1996, no options were exercised.

5.   DECLARATION OF DISTRIBUTIONS TO STOCKHOLDERS AND LIMITED PARTNERS

     On May 3, 1996, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the stockholders of the Company for the quarter ended March 31, 1996. The dividends are payable on May 20, 1995 to holders of record as of May 5, 1996.

     On May 3, 1996, the Board of Directors of the Company also authorized distribution payments of $385,593, or $0.40 per unit holder, to limited partners of the Operating Partnership for the quarter ended March 31, 1996. The distributions are payable on May 15, 1996.

6.   SAVINGS PLAN

     Effective January 1, 1996, the Company established a retirement plan with a salary deferral retirement feature, which management believes will qualify under section 401 of the Code (the "401(k) Plan"), for the employees of the Company. The 401(k) Plan will permit the employees of the Company to defer a portion of their compensation in accordance with the provisions of section 401(k) of the Code. The 401(k) Plan will allow participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, a profit sharing feature of the 401(k) Plan provides for a contribution by the Company to be made annually (beginning in February 1997 and in each February thereafter) on behalf of each participant in an amount, if any, as determined by the Company based upon a to-be-determined percentage of increases in profitability from year to year. Amounts contributed by the Company on behalf of the participants will vest over a period of five years (20% per year). Amounts contributed by the Company and amounts contributed by the participants will be held in trust until distributed to the participants pursuant to the provisions of the 401(k) Plan.

7.   SUBSEQUENT EVENTS

     On April 17, 1996 and May 1, 1996 the Harris County Housing Finance Corporation and the Travis County Housing Finance Corporation issued $4.9 million and $6.0 million in variable rate tax-exempt bonds for the benefit of the Cypress Ridge and Broadmoor properties, respectively. The Company will use the bond proceeds as collateral for temporary letters of credit until permanent credit enhancement can be obtained. These bonds are currently credit enhanced by Bank One, Arizona.

     On April 18, 1996, the Company acquired the Orangewood property for $4.9 million. Orangewood is a 223 unit apartment complex located in Tucson, Arizona. The Company financed this acquisition by borrowing under its Revolving Loan.

8.   LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings arising in the ordinary course of business. It is management's belief that, collectively, all such proceedings are not expected to have a material impact on the Company's financial position.

9.   PRO FORMA INFORMATION - UNAUDITED

     The following unaudited table of pro forma information has been prepared as if the Company's initial public offering (the "Offering") and the acquisitions in 1995 and 1996 had occurred as of the beginning of each quarter presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

                    Pro Forma for the quarter Ended March 31
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                        1996               1995
                                    ------------       ------------
Total Revenue.....................    $15,945             $14,658
Property Operating................      7,345               6,626
Depreciation and Amortization.....      3,575               2,975
Interest..........................      3,460               3,847
                                      -------             -------
Total expenses....................     14,380              13,448
                                      -------
Income before Minority Interest
and loss from sale of interest
rate cap..........................    $ 1,565             $ 1,210
                                      =======             =======
Income per share of Common Stock..    $  0.16             $  0.12
                                      =======             =======

     The pro forma financial information includes the following adjustments:
(i) an increase to rental revenues and property operating expenses to reflect the acquisitions in 1995 and 1996 (ii) an increase in general and administrative expense to reflect additional costs associated with increasing the size of the portfolio; (iii) an increase in interest expenses in 1995 to reflect the issuance of new bonds; (iv) an increase in amortization to reflect deferred financing costs incurred in connection with increased deferred financing fees; (v) an increase in depreciation to reflect the acquisitions noted in (i) above.

     Net income has not been reduced for Minority Interests and net income per share assumes that all limited partnership interests in the Operating Partnership have been converted to shares of Common Stock; therefore, the total Common Stock outstanding at January 1, 1995 and January 1, 1996 would have been 9,922,508, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion and analysis of the results of operations and financial condition of Prime Residential, Inc. (together with its affiliates, the "Company"). As of March 31, 1996, the Company owned 37 multifamily residential properties, including ownership interests in two unconsolidated joint ventures. Historical results and percentage relationships presented herein are not necessarily indicative of future operations.

     The following discussion should be read in conjunction with the consolidated and combined financial statements and the management discussion and analysis contained in the Company's 1995 Annual Report on Form 10-K. The Company believes that to facilitate a clear understanding of its operating results, funds from operations ("FFO") should be examined in conjunction with net income as presented in the consolidated statements as included herein. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring or sales of property plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flows as a measure of liquidity.

The Board of Governors of NAREIT has recently approved a revision to the method for computing FFO. The pre 1996 computation method for FFO permits a company to "add back" to net income all depreciation and amortization in the calculation of FFO using the Compay's method. The current method for computing FFO will only permit a company to "add back" (i) depreciation of real estate assets and (ii) amortization of capitalized leasing expenses and tenant allowances or improvements. Items such as amortization of deferred financing fees and depreciation of computer software and a company's office improvements are specifically excluded from the computation and may not be "added back" to FFO. The Company will continue to report funds from operations using both definitions as it believes that both definitions are useful in analyzing its operations in light of its use of tax exempt debt and issuance costs related thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

     The following table sets forth the calculations of FFO for the Company using the Company's and the current computation methods. The Company has decided to adopt NAREIT's revised method for computing FFO and all references to FFO in this Form 10-Q reflect NAREIT's revised computation method.

                                                                (In 000's)

                                                ----------------------------------------
                                                 For the Quarter Ended March 31, 1996
                                                ----------------------------------------
                                                Company's Computation  Current Computation
                                                      Method               Method
                                                -------------------  -------------------
Net income before minority interest
and loss from
sale of interest rate cap..............           $    1,355           $    1,355
FFO ADJUSTMENTS:
Depreciation...........................                2,812                2,782
Amortization of deferred financing fees                  715                   --
Adjustments to joint ventures..........                  166                  163
Other non-recurring FFO adjustments....                   15                   15
                                                  ----------           ----------
Funds from operations..................           $    5,063           $    4,315
                                                  ==========           ==========

RESULTS OF OPERATIONS

     During the twelve month period from March 31, 1995 through March 31, 1996, the Company acquired six properties containing 2,296 units from unaffiliated third party sellers (the "Additional Properties"). In addition, three separate issuances of variable rate tax-exempt bonds totaling $17.5 million (the "New Bonds") were issued in March and August 1995 to reimburse acquisition costs and renovate three properties. Of the New Bonds, $6.0 million and $5.6 million were issued with respect to Saguaro Crest and Shadow Creek in March 1995, respectively, and $5.9 million were issued in August 1995 with respect to Wellington Place. In addition, on April 25, 1995, the Company sold the $6.3 million of variable rate tax-exempt bonds which it owned and which are secured by Windridge. Furthermore, in connection with the acquisition of Franklin Oaks and Falls of Bells Ferry, the Company assumed $17.7 million and $29.5 million, respectively, of variable rate tax-exempt bonds. The Franklin Oaks bonds are secured by such property and the Falls of Bells Ferry bonds are secured by such property and a pledge of approximately $3.4 million in certificates of deposits purchased by the Company upon the acquisition of the property. On December 15, 1995 the Company sold the Laurelwood property to an unaffiliated third party. Laurelwood is located in Marietta, Georgia and has 207 units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The acquisition of the Additional Properties, the New Bonds, the sale of the Windridge bonds and the sale of the Laurelwood property included in the consolidated financial statements of the Company accounted for the significant changes in operating results for the three months ended March 31, 1996, when compared to the same period in 1995.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995.

     For the three months ended March 31, 1996, income before allocation to minority interest and loss from sale of interest rate cap decreased $693,000 to $1.4 million when compared to the same period in 1995. This decrease was primarily due to increases in total expenses, partially offset by increases in rental and other revenues. The aforementioned increases are discussed in greater detail below.

     Total revenues increased by $4.3 million, or 37.9%, to $15.6 million, for the three month period ended March 31, 1996 when compared with the same period in 1995. Of this increase approximately $4.4 million is attributable to the acquisition of the Additional Properties and approximately $102,000 was an increase in management fees earned in connection with management agreements with respect to the Company's two joint venture investments and two third party management agreements the Company entered into concurrently with the Offering. These increases were partially offset by a decrease of $347,000 as a result of the Company's sale of the Laurelwood property.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $2.3 million, or 53.7%, to $8.2 million for the three months ended March 31, 1996 when compared with the same period in 1995. Property operating expenses increased $668,000, primarily due to the acquisition of the Additional Properties. Real estate taxes increased 381,000. Of this increase in real estate taxes, $313,000 related to the Acquisition Properties partially offset by the elimination of approximately $22,000 in real estate taxes resulting from the sale of the Laurelwood property. General and administrative expenses increased $420,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 8,803 units at March 31, 1995 to 10,892 units at March 31, 1996. Repairs and maintenance increased $207,000, primarily attributable to the acquisition of the Acquired Properties. Financing fees increased $588,000 as a result of increased credit enhancement costs associated with the New Bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Depreciation and amortization increased $1.3 million, or 55.5%, to $3.5 million for the three month period ended March 31, 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties and an increase in amortization associated with the purchase of interest rate protection at the time of the Offering, bond issuance costs relating to the New Bonds and amortization of deferred financing costs associated with the Company's revolving credit facility (the "Revolving Loan"), described below. These increases were partially offset by the sale of the Laurelwood property.

     Interest expense increased $1.4 million to $2.6 million for the three month period ended March 31, 1996. This increase includes an approximately $201,000 increase in interest costs associated with the issuance of the New Bonds and the Company's sale of the variable rate tax-exempt bonds securing the Windridge property, $425,000 of interest costs for Franklin Oaks and the Falls of Bells Ferry and an increase of approximately $807,000 in interest costs incurred in connection with the Revolving Loan.

     LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     Interest on $153.1 million (excluding the Revolving Loan) of the Company's long-term debt fluctuates upon changes in prevailing market interest rates, while the remaining $28.9 million is a one year adjustable rate determined by the remarketing agent. On May 26, 1995, the Company entered into a swap transaction with Nomura Capital Services, Inc. ("NCSI") pursuant to which the Company will pay a fixed rate on approximately $130.0 million of its variable rate tax-exempt bonds through May 26, 2005. Under the terms of the swap agreement, the Company will pay, quarterly in advance, a fixed rate of 6.498% on a notional amount of $94.0 million to NCSI which management believes results in an effective interest rate of 4.7% on $130.0 million of the Company's variable rate tax-exempt bonds. On March 14, 1996, the Company entered into another interest rate swap transaction with NCSI pursuant to which the Company will pay a fixed rate on approximately $23.6 million of its variable rate tax-exempt debt. Under this swap agreement, the Company will pay a fixed rate of 6.55% on a notional amount of approximately $17.0 million to NCSI, which results in an effective interest rate of approximately 4.73% on $23.6 million of variable rate tax-exempt bonds. The swap agreement matures on March 14, 2003. Management continues to believe that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate was based) and the J.J. Kenny Index (a tax-exempt bond rate index). Management chose to execute a LIBOR based interest rate swap as opposed to a tax-exempt rate swap because management believes that the market for LIBOR based interest rate hedging is more efficient than the tax-exempt hedge market, therefore a more economic pricing can be obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     On August 31, 1994, the Company purchased, at a cost of $5.6 million, interest rate protection for five years to hedge its exposure to increases in interest expense for $87.0 million of its variable rate tax-exempt bonds. On March 14, 1996, the Company sold its interest rate protection contract for approximately $1.5 million. The Company recognized an approximately $2.1 million loss, net of minority interest, as a result of this sale.

     There are no balloon maturities of the Company's tax-exempt bond issues over the next five years. However, principal payments with respect to the $1.2 million loan issued with respect to the LaJolla property are scheduled during this period at a rate of $10,000 per month and began on February 1, 1995. The Revolving Loan has a maturity date of June 30, 1996; however, the Company has an option to extend the maturity date of such loan to July 1, 1997 for an extension fee of $750,000.

     On February 9, 1996, the Company acquired Madera Point property and bonds. Madera Point is a 256 unit apartment complex located in Mesa, Arizona. The Company financed this acquisition by assuming $8.1 million of variable rate tax-exempt bonds, which are collateralized by Madera Point, and the remainder with $2.9 million of working capital.

     On April 17, 1996 and May 1, 1996 the Harris County Housing Finance Corporation and the Travis County Housing Finance Corporation issued $4.9 million and $6.0 million in variable rate tax-exempt bonds for the benefit of the Cypress Ridge and Broadmoor properties, respectively. The Company will use the bond proceeds as collateral for temporary letters of credit until permanent credit enhancement can be obtained. These bonds are currently credit enhanced by Bank One, Arizona.

     On April 18, 1996, the Company acquired the Orangewood property for $4.9 million. Orangewood is a 223 unit apartment complex located in Tucson, Arizona. The Company financed this acquisition by borrowing under its Revolving Loan. Orangewood has received a $6.0 million inducement resolution from the Industrial Development Authority of the County of Pima for future bond allocation.


     On May 3, 1996, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the stockholders of the Company and $0.40 per unit distribution to the limited partners of Prime Residential, L.P. for the quarter ended March 31, 1996. The dividends/distributions are payable on May 20, 1996 to holders of record as of May 13, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Effective January 1, 1996, the Company established a retirement plan with a salary deferral retirement feature, which management believes will qualify under section 401 of the Code (the "401(k) Plan"), for the employees of the Company. The 401(k) Plan will permit the employees of the Company to defer a portion of their compensation in accordance with the provisions of section 401(k) of the Code. The 401(k) Plan will allow participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, a profit sharing feature of the 401(k) Plan provides for a contribution by the Company to be made annually (beginning in February 1997 and in each February thereafter) on behalf of each participant in an amount, if any, as determined by the Company based upon a to-be-determined percentage of increases in profitability from year to year. Amounts contributed by the Company on behalf of the participant will vest over a period of five years (20% per year). Amounts contributed by the Company and amounts contributed by the participants will be held in trust until distributed to the participant pursuant to the provisions of the 401(k) Plan.

     On March 27, 1996, the Company entered into a number of financing transactions regarding certain properties (the "MFP Properties") owned by Prime MFP Limited Partnership an affiliate of the Company and four additional properties. The Company, through its affiliates, formed three new limited partnerships: Jupiter-I, L.P., Jupiter-II, L.P. and Prime MFP VII limited Partnership. Jupiter-I, L.P. is a limited partnership, of which the Company and the Operating Partnership, through their subsidiaries, are the 49.6% general partner. Jupiter-I, L.P. holds a 99% limited partnership interest and the Company, through its subsidiaries, holds a 1% general partnership interest in Prime MFP Limited Partnership. The limited partner of Jupiter-I, L.P. is a Japanese Corporation ("Investor-I'). In return for a capital contribution of approximately $17.8 million, Investor I received a 50.4% limited partnership interest in Jupiter-I, L.P. Investor I will receive an annual preferred return from the Prime MFP Properties of 8.5% on their investment, plus 30% of an increases in cash flow from the MFP Properties over the cash flow (as defined) from such properties. At any time following the fifth anniversary of the formation of Jupiter-I, L.P., but in no event after the seventh anniversary of the formation of Jupiter-I, L.P., Investor I is entitled to a redemption of its partnership interest in the form of cash and or Common Stock in the Company. The election of the form of the redemption (cash or stock) is at the absolute discretion of the Company. Proceeds of $16.9 million, net of relevant fees, from the capital contribution were used to repay principal outstanding on the Company's Revolving Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Prime MFP VII Limited Partnership is a Delaware limited partnership formed to own Coral Cove, Westway Village, Summit Creek and Tatum Gardens properties (the "MFP VII Properties"). In connection with the formation of Jupiter-II, L.P., as described below, Nomura Asset Capital Corporation has provided a $16.1 million seven year term loan with respect to the MFP VII Properties. The loan requires monthly payments of principal and interest at a rate equal to approximately 8% (based upon the interpolated 7 year Treasury Bill Rate plus 1.75% and a 30 year amortization). Net proceeds from the long term financing were used to repay principal outstanding on the Company's Revolving Loan. It is contemplated that the loan will be included in a larger securitized loan pool issued by Nomura Asset Capital Corporation.

     Jupiter-II, L.P. is a limited partnership, of which the Company and the Operating Partnership, through their subsidiaries, are the 49.6% general partner. Jupiter-II, L.P. holds a 99% limited partnership interest and the Company, through its subsidiaries, holds a 1% general partnership interest in Prime MFP VII Limited Partnership. The limited partner of Jupiter-II, L.P. is a Japanese individual ("Investor II").. In return for a capital contribution of approximately $5.2 million, Investor II received a 50.4% limited partnership interest in Jupiter-II, L.P. Investor II will receive an annual preferred return from the Prime MFP VII Properties of 8.5% on their investment, plus 30% of any increases in cash flow from the MFP VII Properties over the cash flow (as defined) from such properties. At any time following the fifth anniversary of the formation of Jupiter-II L.P., but in no event after the seventh anniversary of the formation of Jupiter-II, L.P., Investor II is entitled to a redemption of its partnership interest in the form of cash and or Common Stock in the Company. The election of the form of the redemption (cash or stock) is at the absolute discretion of the Company. Proceeds of approximately $4.9 million, net of relevant fees, from the capital contribution were used to repay principal outstanding on the Company's Revolving Loan.

     The Company expects to meet is liquidity requirements, including, for example, scheduled debt maturities, future property acquisitions and capital improvements, using its cash flow from operating activities or cash provided by collateralized or uncollateralized borrowings including the Revolving Loan.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1994

     The net decrease in cash increased $918,000 to $1.6 million at March 31, 1996 compared to March 31, 1995. This increase was due to a decrease in cash provided by operating activities, partially offset by a decrease in cash used in investing activities.

     Net cash provided by operating activities decreased $1.5 million to $1.5 million for the three month period ended March 31, 1996 when compared to the same period in 1995. The primary reason for this decrease was an increase in the payment of real estate taxes and accounts payable during the period ended March 31, 1996.

     Net cash used in investing activities decreased $585,000 to $14.7 million for the three month period ended March 31, 1996 when compared to the same period in 1995. This decrease is primarily attributable to a reduction in the number of units acquired during the first quarter of 1996 as compared to the same period in 1995. This reduction was partially offset by an increase in improvements to rental property.

     Net cash provided by financing activities decreased $25,000 to $11.6 million for the three month period ended March 31, 1996 when compared to the same period in 1995. This decrease is primarily attributable to an increase in the repayment of notes payable, partially offset by an increase in proceeds from notes payable borrowings and the receipt of proceeds of approximately $21.8 in March 1996 with respect to the Nomura financing transaction.

                                    PART II

Other Information

Item 1. Legal Proceedings

        No material legal proceedings


Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits or Reports on Form 8-K

        (a)       Exhibits

        10.38     Jupiter-I, L.P., Agreement of Limited Partnership
        10.38(A)  Jupiter-II, L.P. Agreement of Limited Partnership
        10.39     Agreement and undertaking among Prime Residential, Inc.
                  Makoto Maki, Jupiter-II, L.P. and AJ Too Limited Partnership
        10.39(A)  Agreement and Undertaking among Prime Residential, Inc.,
                  Yugenkaisha Sankyo Sekiyu, Jupiter-I, L.P., and AJ one
                  Limited Partnership
        27        Financial Data Schedule

        (b)       Reports on From 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRIME RESIDENTIAL, INC.
                                       Registrant



Date: May 13, 1996                     /s/ Adam D. Peterson
      ------------------------         -----------------------------------------
                                       Adam D. Peterson
                                       Senior Vice President and Chief Financial
                                       Officer

                                 EXHIBIT INDEX


Exhibit
Number                      Document Name
- -------                     -------------

10.38        Jupiter-I, L.P., Agreement of Limited Partnership
10.38(A)     Jupiter-II, L.P. Agreement of Limited Partnership

10.39        Agreement and undertaking among Prime Residential, Inc.
             Makoto Maki, Jupiter-II, L.P. and AJ Too Limited Partnership
10.39(A)     Agreement and Undertaking among Prime Residential, Inc.,
             Yugenkaisha Sankyo Sekiyu, Jupiter-I, L.P., and AJ one
             Limited Partnership
27.          Financial Data Schedule.