Form 10-Q
period 1996-06-30
AMBASSADOR APARTMENTS INC
filed 1996-08-14
CIK 921946

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, For the Transition Period From             to
                                                          -----------
     ----------.

Commission file number   0-24704
                      ------------

                          AMBASSADOR APARTMENTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MARYLAND                                     36-3948161
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


        77 W. Wacker Drive
        Suite 4040
        Chicago, Illinois                                     60601
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip code)

                                 (312) 917-1600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            PRIME RESIDENTIAL, INC.
- --------------------------------------------------------------------------------
             (Former name, former address, or former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of August 13, 1996 the registrant had outstanding 8,958,525 shares of Common Stock, $.01 par value per share.
                                                                   Page 1 of 20

                         Ambassador Apartments, Inc.
                                  Form 10-Q


                                     INDEX

Part I:  Financial Information                                             Page
                                                                           ----
Item 1.  Financial Statements (Unaudited)


         Consolidated balance sheets of Ambassador Apartments, Inc. as of
         June 30, 1996 and December 31, 1995.............................    4

         Consolidated statements of operations of Ambassador Apartments,
         Inc. for the three month and six month  periods ended June 30,
         1996 and 1995, respectively.....................................    5

         Consolidated statements of cash flows of Ambassador Apartments,
         Inc. for the six month periods ended June 30, 1996 and 1995,
         respectively....................................................    6

         Notes to consolidated financial statements......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   11

Part II: Other Information


Item 1.  Legal Proceedings...............................................   18
Item 2.  Changes in Securities...........................................   18
Item 3.  Defaults Upon Senior Securities.................................   18
Item 4.  Submission of Matters to a Vote of Security Holders.............   18
Item 5.  Other Information...............................................   18
Item 6.  Exhibits or Reports on Form 8-K.................................   18

Signature................................................................   19

                                     Part I

ITEM 1. FINANCIAL INFORMATION

     The information furnished in the accompanying balance sheets, statements of operations, and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          AMBASSADOR APARTMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)

                                                        JUNE 30,       DECEMBER 31,
                                                          1996             1995
                                                        --------       ------------
ASSETS
Rental property:
Land...............................................   $   60,857         $ 57,718
Buildings and improvements.........................      312,153          283,062
Furniture and equipment............................        3,929            3,089
                                                      ----------         --------
                                                         376,939          343,869
Accumulated depreciation...........................      (26,100)         (19,910)
                                                      ----------         --------
                                                         350,839          323,959
Cash and cash equivalents..........................        2,587            5,270
Escrow deposit.....................................       14,005           12,945
Escrowed bond funds--restricted....................       11,804            2,779
Note receivable - Officer..........................        1,000            1,000
Accounts receivable................................        1,468            1,230
Investment in unconsolidated real estate
  limited partnerships.............................          444              657
Deferred financing costs, net......................        8,944           11,530
Other..............................................        1,173              619
                                                      ----------         --------
TOTAL ASSETS.......................................   $  392,264         $359,989
                                                      ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bonds payable......................................   $  192,300         $182,050
Notes payable......................................       58,232           47,931
Accrued interest...................................          197               --
Real estate taxes payable..........................        2,916            4,998
Tenant security deposits...........................        1,645            1,632
Accounts payable and other liabilities.............        2,139            2,143
                                                      ----------         --------
Total liabilities..................................      257,429          238,754
Minority interest..................................       32,746           12,062
Stockholders' equity:
Preferred Stock, $.01 par value; 20,000,000 shares
  authorized, none outstanding.....................           --               --
Common Stock, $0.1 par value; 100,000,000 shares
  authorized, 8,958,525 shares issued and
  outstanding......................................           90               90
Additional paid-in capital.........................     112, 965          112,957
Distributions in excess of accumulated earnings....      (10,966)          (3,874)
                                                      ----------         --------
Total stockholders' equity.........................      102,089          109,173
                                                      ----------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $  392,264         $359,989
                                                      ==========         ========

See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)


                                                            THREE MONTHS                       SIX MONTHS
                                                            ENDED JUNE 30                     ENDED JUNE 30
                                                      ------------------------          --------------------------
                                                         1996          1995                1996            1995
                                                      ----------    ----------          ----------      ----------
Revenues:
Rental........................................        $   15,015    $   11,472          $   29,467      $   22,053
Other.........................................             1,220           907               2,393           1,656
                                                      ----------    ----------          ----------      ----------
                                                          16,235        12,379              31,860          23,709
Expenses:
Property operating............................             3,942         3,326               7,450           6,168
Real estate taxes.............................             1,272         1,157               2,749           2,253
General and administrative....................             1,090         1,010               2,380           1,880
Depreciation..................................             3,376         1,998               6,190           3,755
Advertising and marketing.....................               277           234                 543             432
Repairs and maintenance.......................               574           398               1,093             710
Bad debt expense..............................                87            97                 222             310
Financing fees................................               782           250               1,662             544
Interest......................................             3,041         1,729               5,620           2,892
Amortization of deferred financing fees.......               388           629               1,103           1,140
Losses from unconsolidated real estate limited
 partnerships.................................               126            51                 213              77
                                                      ----------    ----------          ----------      ----------
Total expenses................................            14,955        10,879              29,225          20,161
                                                      ----------    ----------          ----------      ----------
Income before allocation to minority interest,
 loss on sale of interest rate cap and
 extraordinary item...........................             1,280         1,500               2,635           3,548
Income allocated to minority interest.........              (282)         (191)               (477)           (418)
                                                      ----------    ----------          ----------      ----------
Income before loss on sale of interest rate
 cap and extraordinary item...................               998         1,309               2,158           3,130
Loss on sale of interest rate cap, net of
 minority interest............................                --            --               2,084              --
                                                      ----------    ----------          ----------      ----------
Income before extraordinary item..............               998            --                  74              --
Extraordinary item (net of minority interest).                --         2,657                  --           2,657
                                                      ----------    ----------          ----------      ----------
Net income....................................        $      998    $    3,966          $       74      $    5,787
                                                      ==========    ==========          ==========      ==========
Income per share of common stock outstanding:
Before extraordinary item.....................        $     0.11    $     0.14          $       --      $     0.35
                                                      ==========    ==========          ==========      ==========
Extraordinary item............................        $       --    $     0.30          $       --      $     0.30
                                                      ==========    ==========          ==========      ==========
Net income....................................        $     0.11    $     0.44          $       --      $     0.65
                                                      ==========    ==========          ==========      ==========
Common shares outstanding.....................         8,958,525     8,958,525           8,958,525       8,958,525
                                                      ==========    ==========          ==========      ==========

See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                 -------------------------------------
                                                                      1996                    1995
                                                                 ------------             ------------
OPERATING ACTIVITIES
  Net income..................................................   $     75                  $  5,787
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..............................................      6,190                     3,755
    Bad debt expense..........................................        222                       310
    Amortization of deferred financing fees...................      1,103                     1,140
    Minority interest.........................................        477                       418
    Losses from investments in unconsolidated real estate
      limited partnerships....................................        213                        77
    Loss from sale of interest rate cap.......................      2,084                        --
    Extraordinary item, net of minority interest..............         --                    (2,657)
    Changes in operating assets and liabilities:
      Accounts receivable.....................................       (460)                     (157)
      Other assets............................................       (554)                     (122)
      Accrued interest payable................................        197                       238
      Real estate taxes payable...............................     (2,082)                     (442)
      Tenant security deposits................................         13                       276
      Accounts payable and other liabilities..................         (4)                      (71)
                                                                 --------                  --------
      Net cash provided by operating activities...............      7,473                     8,552

INVESTING ACTIVITIES
  Purchase of rental property.................................    (24,605)                  (46,233)
  Improvements to rental property.............................     (8,465)                   (4,241)
                                                                 --------                  --------
          Cash used in investing activities...................    (33,070)                  (50,474)

FINANCING ACTIVITIES
  Net proceeds from joint venture partners....................     21,730                        --
  Escrowed bond funds-restricted..............................     (9,025)                   (1,433)
  Proceeds from bonds payable.................................     10,250                    17,870
  Escrow deposit..............................................     (1,060)                   (1,980)
  Proceeds from notes payable.................................     87,312                    78,728
  Proceeds from sale of interest rate cap.....................      1,485                        --
  Repayment of notes payable..................................    (77,011)                  (10,060)
  Purchase of fixed rate bonds................................         --                   (17,151)
  Deferred financing fees paid................................     (2,310)                   (2,306)
  Partner capital contributions...............................          8                         8
  Contribution to unconsolidated real estate limited
    partnerships..............................................         --                   (15,755)
  Distributions to joint venture partners.....................       (528)                       --
  Distributions paid to minority interest.....................       (771)                     (771)
  Distributions paid to stockholders..........................     (7,166)                   (7,167)
                                                                 --------                  --------
Net cash provided by financing activities.....................     22,914                    39,983
                                                                 --------                  --------
Net decrease in cash and cash equivalents.....................     (2,683)                   (1,939)
Cash and cash equivalents at beginning of period..............      5,270                     2,424
                                                                 --------                  --------
Cash and cash equivalents at end of period....................   $  2,587                  $    485
                                                                 ========                  ========

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Financial Statements and notes thereto included in Ambassador Apartments, Inc. (formerly known as Prime Residential, Inc.) and its affiliates (the "Company") 1995 Annual Report on Form 10-K. The following notes to the consolidated and combined financial statements highlight significant changes to the notes included in the 1995 Annual Report on Form 10-K and present interim disclosures as required by the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of recurring accruals and sale of the interest rate cap have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

     Investments in Joint Venture Partnerships which the Company does not have a majority interest in, or control of, are accounted for on the equity method, except that any gains or loses of Williamsburg Limited Partnership resulting from financing transactions are allocated to the Operating Partnership, the managing general partner of Williamsburg Limited Partnership. To the extent the Company's investment basis differs from its share of the capital of an unconsolidated Joint Venture Partnership, such difference is amortized over the depreciable life (20 years) of the unconsolidated Joint Venture Partnership's investment assets.

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

     Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:

       Building .................................  30-40 years
       Building improvements ....................   5-30 years
       Furniture and equipment ..................   3-12 years


     Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life.

2. DEBT

     On April 17, 1996 and May 1, 1996 the Harris County Housing Finance Corporation and the Travis County Housing Finance Corporation issued $4.3 million and $6.0 million in variable rate tax-exempt bonds for the benefit of the Cypress Ridge and Broadmoor properties, respectively. The Company will use the bond proceeds as collateral for temporary letters of credit until permanent credit enhancement can be obtained. The company is currently in the process of negotiating permanent credit enhancement and expects this facility to be in place by September 30, 1996. These bonds are currently credit enhanced by Bank One, Arizona.

     On April 18, 1996, the Company acquired the Orangewood property for $4.9 million. Orangewood is a 223 unit apartment complex located in Tucson, Arizona. The Company financed this acquisition by borrowing under its Nomura line of credit.

     On May 23, 1996, the Company acquired the Stonybrook property (a 411 unit apartment complex located in Tucson, Arizona) and its $4.1 million variable rate, tax-exempt bonds for $8.8 million. The Company financed the acquisition of the property and the bonds by assuming the property's $4.1 million of variable rate, tax-exempt bonds and borrowing the remaining $4.7 million under the Nomura line of credit.

     On June 26, 1996 the Company refinanced its revolving line of credit, previously held by Nomura Asset Capital Corporation, with Bank One, Arizona, NA (the, "Bank One Loan"). The Bank One Loan bears interest between LIBOR plus 1.70% and LIBOR plus 1.90% (as defined in the Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of June 30, 1996, the amount available under the Bank One Loan is approximately $60.0 million; the amount available will be increased as additional properties are added to the collateral pool. As of June 30, 1996, eight properties are pledged as collateral under the Bank One Loan and $41.3 million is outstanding. The Bank One Loan matures on June 26, 1999; however, the Company may request one year extensions pursuant to the terms of the agreement.

3. ESCROWED BOND FUNDS--RESTRICTED

     As of June 30, 1996 the Company has $11.8 million in escrow, of which $10.3 million is currently being used as collateral for the Cypress Ridge and Broadmoor bonds and the remaining $1.5 million will be used to complete certain renovation projects associated with tax-exempt bond requirements on certain properties.

4. STOCK OPTION PLAN

     Pursuant to the 1994 Stock Option plan as discussed in note 6 to the 1995 Annual Report on Form 10-K, directors, executive officers, and certain key employees were offered the opportunity to acquire shares of common stock through stock options. During the quarter ended June 30, 1996, no options were exercised.

5. DECLARATION OF DISTRIBUTIONS TO STOCKHOLDERS AND LIMITED PARTNERS

     On August 1, 1996, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the stockholders of the Company for the quarter ended June 30, 1996. The dividends are payable on August 15, 1996 to holders of record as of August 9, 1996.

     On August 1, 1996, the Board of Directors of the Company also authorized distribution payments of $385,593, or $0.40 per unit holder, to limited partners of the Operating Partnership for the quarter ended June 30, 1996. The distributions are payable on August 15, 1996.

6. SAVINGS PLAN

     Effective January 1, 1996, the Company established a retirement plan with a salary deferral retirement feature which management believes will qualify under section 401 of the Code (the "401(k) Plan"), for the employees of the Company. The 401(k) Plan will permit the employees of the Company to defer a portion of their compensation in accordance with the provisions of section 401(k) of the Code. The 401(k) Plan will allow participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, a profit sharing feature of the 401(k) Plan provides for a contribution by the Company to be made annually (beginning in February 1997 and in each February thereafter) on behalf of each participant in an amount, if any, as determined by the Company based upon a to-be-determined percentage of increases in profitability from year to year. Amounts contributed by the Company on behalf of the participants will vest over a period of five years (20% per year). Amounts contributed by the Company and amounts contributed by the participants will be held in trust until distributed to the participants pursuant to the provisions of the 401(k) Plan.

7. LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings arising in the ordinary course of business. It is management's belief that, collectively, all such proceedings are not expected to have a material impact on the Company's financial position.

8. PRO FORMA INFORMATION - UNAUDITED

     The following unaudited table of pro forma information has been prepared as if the acquisitions in 1995 and 1996 had occurred as of the beginning of each period presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

               Pro Forma for the sixth month period ended June 30
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                1996          1995
                                             ----------    ----------
     Total Revenue....................       $   33,514    $   31,529
     Property Operating...............           15,086        14,204
     Depreciation and Amortization....            7,627         6,490
     Interest.........................            8,192         7,432
                                             ----------    ----------
     Total expenses...................           30,905        28,126
                                             ----------    ----------
     Income before Minority Interest
     loss from sale of interest rate
     cap and extraordinary item.......       $    2,609    $    3,403
                                             ==========    ==========
     Income per share of Common Stock.       $     0.26    $     0.34
                                             ==========    ==========

     The pro forma financial information includes the following adjustments:
(i) an increase in rental revenues and property operating expenses to reflect the acquisitions in 1995 and 1996 (ii) an increase in general and administrative expense to reflect additional costs associated with increasing the size of the portfolio; (iii) an increase in interest expenses in 1995 to reflect the issuance of new bonds; (iv) an increase in amortization to reflect deferred financing costs incurred in connection with new financing; (v) an increase in depreciation to reflect the acquisitions noted in (i) above.

     Net income has not been reduced for Minority Interests and net income per share assumes that all limited partnership interests in the Operating Partnership have been converted to shares of Common Stock; therefore, the total Common Stock outstanding at both January 1, 1995 and January 1, 1996 would have been 11,117,741 which includes the minimum of 1,195,233 shares reserved for issuance upon conversion of the limited partnership interests in Jupiter
I, L.P. and Jupiter II, L.P. under certain circumstances. The limited partners in those partnerships may convert their interests into common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion and analysis of the results of operations and financial condition of Ambassador Apartments, Inc. (formerly known as Prime Residential, Inc.) (together with its affiliates, the "Company"). As of June 30, 1996, the Company owned 39 multifamily residential properties including ownership interests in two unconsolidated real estate limited partnerships. Historical results and percentage relationships presented herein are not necessarily indicative of future operations.

     The following discussion should be read in conjunction with the consolidated financial statements and the management's discussion and analysis contained in the Company's 1995 Annual Report on Form 10-K.
The Company believes that to facilitate a clear understanding of its operating results, funds from operations ("FFO") should be examined in conjunction with net income as presented in the consolidated statements as included herein. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring or sales of property plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flows as a measure of liquidity.

     In 1995, the Board of Governors of NAREIT approved a revision to the method for computing FFO. The pre-1996 computation method for FFO permits a company to "add back" to net income all depreciation and amortization in the calculation of FFO (The Company's method). The current method for computing FFO will only permit a company to "add back" (i) depreciation of real estate assets and (ii) amortization of capitalized leasing expenses and tenant allowances or improvements. Items such as amortization of deferred financing fees and depreciation of computer software and a company's office improvements are specifically excluded from the computation and may not be "added back" to FFO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

     The Company will continue to report funds from operations using both definitions as it believes that both definitions are useful in analyzing its operations in light of its use of tax-exempt debt and issuance costs related thereto.

     The following table sets forth the calculations of FFO for the Company using the Company's computation methods. The Company has decided to adopt NAREIT's revised method for computing FFO and all references to FFO in this Form 10-Q reflect NAREIT's revised computation method.

                                                                     (In 000's)
                                                  ----------------------------------------------
                                                   For the six month period Ended June 30, 1996
                                                  ----------------------------------------------
                                                  Company's Computation    NAREIT'S Computation
                                                         Method                  Method
                                                  ---------------------   ----------------------
Net income before minority interest
  and loss from from sale
  of interest rate cap.................           $              2,635    $                2,635
FFO ADJUSTMENTS:
Depreciation...........................                          6,190                     6,118
Amortization of deferred financing fees                          1,103                        --
Adjustments to joint ventures..........                            347                       284
Other non-recurring FFO adjustments....                            151                       151
Distributions to joint venture partners                           (529)                     (529)
                                                  ---------------------   ----------------------
Funds From Operations..................           $              9,897    $                8,659
                                                  =====================   ======================

RESULTS OF OPERATIONS

     During the twelve month period from June 30, 1995 through June 30, 1996, the Company acquired five properties containing 2,078 units from unaffiliated third party sellers (the "Additional Properties"). In addition, five separate issuances of variable rate, tax-exempt bonds totaling $27.8 million (the "New Bonds") were issued in March and August 1995 and in April and May 1996 to reimburse acquisition costs and renovate five properties. Of the New Bonds, $6.0 million and $5.6 million were issued with respect to Tierra Bonita and Shadow Creek in March 1995, respectively, and $5.9 million were issued in August 1995 with respect to The Stratford. In April and May 1996, $4.3 million and $6.0 million of variable rate tax-exempt bonds were issued for the benefit of the Cypress Ridge and Broadmoor properties, respectively. In addition, on April 25, 1995, the Company sold the $6.3 million of variable rate tax-exempt bonds which it owned and which are secured by Windridge. Furthermore, in connection with the acquisition of Franklin Oaks and Falls of Bells Ferry, the Company assumed $17.7 million and $29.5 million, respectively, of variable rate tax-exempt bonds. The Franklin Oaks bonds are secured by such property and the Falls of Bells Ferry bonds are secured by such property and a pledge of approximately $3.4 million in certificates of deposits purchased by the Company upon the acquisition of the property. On December 15, 1995 the Company sold the Laurelwood property to an unaffiliated third party. Laurelwood is located in Marietta, Georgia and has 207 units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The acquisition of the Additional Properties, the New Bonds, the sale of the Windridge bonds and the sale of the Laurelwood property included in the consolidated financial statements of the Company accounted for the significant changes in operating results for the three months ended June 30, 1996, when compared to the same period in 1995.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995.

     For the six months ended June 30, 1996, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item decreased $913,000 to $2.6 million when compared to the same period in 1995. This decrease was primarily due to increases in total expenses, partially offset by increases in rental and other revenues. The aforementioned increases and decreases are discussed in greater detail below.

     Total revenues increased by $8.2 million, or 34.4%, to $31.9 million, for the six month period ended June 30, 1996 when compared with the same period in 1995. Of this increase approximately $7.2 million is attributable to the acquisition of the Additional Properties. These increases were partially offset by a decrease of $701,000 as a result of the Company's sale of the Laurelwood property.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $3.9 million, or 31.8%, to $16.3 million for the six months ended June 30, 1996 when compared with the same period in 1995. Property operating expenses increased $1.3 million, primarily due to the acquisition of the Additional Properties. Real estate taxes increased $496,000. Of this increase in real estate taxes, $452,000 related to the Additional Properties, partially offset by the elimination of approximately $27,000 in real estate taxes resulting from the sale of the Laurelwood property and an estimated reduction of approximately $262,000 in real estate taxes due to favorable tax protests. General and administrative expenses increased $500,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 9,655 units at June 30, 1995 to 11,526 units at June 30, 1996. Repairs and maintenance increased $383,000, primarily attributable to the acquisition of the Additional Properties. Financing fees increased $1.1 million as a result of increased credit enhancement costs associated with the New Bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Depreciation and amortization increased $2.4 million, or 49%, to $7.3 million for the six month period ended June 30, 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties. These increases were partially offset by a decrease in depreciation associated with the sale of the Laurelwood property.

     Interest expense increased $2.7 million to $5.6 million for the six month period ended June 30, 1996. This increase includes an approximately $170,000 increase in interest costs associated with the issuance of the New Bonds and the Company's sale of the variable rate tax-exempt bonds securing the Windridge property, $842,000 of interest costs for Franklin Oaks and the Falls of Bells Ferry, an increase of approximately $919,000 in interest costs incurred in connection with the Revolving Loan, and an increase of approximately $460,000 in interest costs with respect to the swap transactions.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995.

     For the three months ended June 30, 1996, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item decreased $220,000 to $1.3 million when compared to the same period in 1995. This decrease was primarily due to increases in total expenses, partially offset by increases in rental and other revenues. The aforementioned increases are discussed in greater detail below.

     Total revenues increased by $3.9 million, or $31.2%, to $16.2 million, for the three month period ended June 30, 1996 when compared with the same period in 1995. Of this increase approximately $3.5 million is attributable to the acquisition of the Additional Properties. These increases were partially offset by a decrease of $351,000 as a result of the Company's sale of the Laurelwood property.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $1.6 million, or 24.9%, to $8.2 million for the three months ended June 30, 1996 when compared with the same period in 1995. Property operating expenses increased $616,000, primarily due to the acquisition of the Additional Properties. Real estate taxes increased $115,000. Of this increase in real estate taxes, $208,000 related to the acquisition of the Additional Properties partially offset by the elimination of approximately $5,000 in real estate taxes resulting from the sale of the Laurelwood property. General and administrative expenses increased $80,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 9,655 units at June 30, 1995 to 11,526 units at June 30, 1996. Repairs and maintenance increased $176,000 primarily attributable to the acquisition of the Additional Properties. Financing fees increased $532,000 as a result of increased credit enhancement costs associated with the New Bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Depreciation and amortization increased $1.1 million, or 43.3%, to $3.8 million for the three month period ended June 30, 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties, partially offset by the sale of the Laurelwood property.

     Interest expense increased $1.3 million to $3.0 million for the three month period ended June 30, 1996. This increase includes an approximately $118,000 increase in interest costs associated with the issuance of the New Bonds and the Company's sale of the variable rate tax-exempt bonds securing the Windridge property, $378,000 of interest costs with respect to Franklin Oaks and the Falls of Bells Ferry bonds, an increase of approximately $79,000 in interest costs incurred in connection with the Revolving Loan, and an increase of approximately $383,000 in interest costs for the swap transaction.

     LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     Interest on $163.4 million (excluding the Revolving Loan) of the Company's long-term debt fluctuates based upon changes in prevailing market interest rates, while the remaining $28.9 million is a one year adjustable rate determined by the remarketing agent. On May 26, 1995, the Company entered into a swap transaction with Nomura Capital Services, Inc. ("NCSI") pursuant to which the Company paid a fixed rate on approximately $130.0 million of its variable rate, tax-exempt bonds through May 26, 2005. Under the terms of the swap agreement, the Company paid, quarterly in advance, a fixed rate of 6.498% on a notional amount of $94.0 million to NCSI which management believes will result in an effective interest rate of 4.7% on the $130.0 million of tax-exempt bonds. On March 14, 1996, the Company entered into another interest rate swap transaction with NCSI pursuant to which the Company paid a fixed rate on approximately $23.6 million of its variable rate, tax-exempt debt. Under this swap agreement, the Company paid a fixed rate of 6.55% on a notional amount of approximately $17.0 million to NCSI, which results in an effective interest rate of approximately 4.73% on $23.6 million of variable rate tax-exempt bonds. This swap agreement matures on March 14, 2003. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate was based) and the J.J. Kenny Index (a tax-exempt bond rate index). Management chose to execute a LIBOR based interest rate swap as opposed to a tax-exempt rate swap because in management's opinion the market for LIBOR based interest rate hedging is more efficient than the tax-exempt hedge market, therefore a more economic pricing could be obtained.

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

     On April 17, 1996 and May 1, 1996 the Harris County Housing Finance Corporation and the Travis County Housing Finance Corporation issued $4.3 million and $6.0 million in variable rate tax-exempt bonds for the benefit of the Cypress Ridge and Broadmoor properties, respectively. The Company used the bond proceeds as collateral for temporary letters of credit until permanent credit enhancement can be obtained. The Company is currently in the process of negotiating permanent credit enhancement and expects this facility to be in place by September 30, 1996. These bonds are currently credit enhanced by Bank One, Arizona.

     On April 18, 1996, the Company acquired the Orangewood property for $4.9 million. Orangewood is a 223 unit apartment complex located in Tucson, Arizona. The Company financed this acquisition by borrowing under its Nomura line of credit.

     On May 23, 1996, the Company acquired the Stonybrook property (a 411 unit apartment complex located in Tucson, Arizona) and its $4.1 million variable rate tax-exempt bonds for $8.8 million. The Company financed the acquisition of the property and the bonds by assuming the properties $4.1 million of variable rate, tax-exempt bonds and borrowing the remaining $4.7 million under the Nomura line of credit.

     On June 26, 1996 the Company refinanced its revolving line of credit, previously held by Nomura Asset Capital Corporation, with Bank One, Arizona, NA (the, "Bank One Loan"). The Bank One Loan bears interest between LIBOR plus 1.70% and LIBOR plus 1.90% (as defined in the Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of June 30, 1996, the amount available under the Bank One Loan of approximately $60.0 million; the amount available will be increased as additional properties are added to the collateral pool. As of June 30, 1996, eight properties are pledged as collateral under the Bank One Loan and $41.3 million is outstanding. The Bank One Loan matures on June 26, 1999; however, the Company may request one year extensions pursuant to the terms of the agreement.

     On July 29, 1996, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the stockholders of the Company and $0.40 per unit distribution to the limited partners of Prime Residential, L.P. for the quarter ended June 30, 1996. The dividends/distributions are payable on August 15, 1996 to holders of record as of August 9, 1996.

     The Company expects to meet its liquidity requirements, including, for example, scheduled debt maturities, future property acquisitions and capital improvements, using its cash flow from operating activities or cash provided by collateralized or uncollateralized borrowings including the Revolving Loan.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995

     Cash and cash equivalents increased $2.1 million to $2.6 million at June 30, 1996 when compared to June 30, 1995. This increase was due to a decrease in cash used in investing activities, partially offset by a decrease in cash provided by operating activities and net cash provided by financing activities.

     Net cash provided by operating activities decreased $1.1 million to $7.5 million for the six month period ended June 30, 1996 when compared to the same period in 1995. The primary reason for this decrease was an increase in the payment of real estate taxes during the period ended June 30, 1996.

     Net cash used in investing activities decreased $17.4 million to $33.1 million for the six month period ended June 30, 1996 when compared to the same period in 1995. This decrease is primarily attributable to a reduction in the number of units acquired during the first six months of 1996 as compared to the same period in 1995. This reduction was partially offset by an increase in improvements to rental property.

     Net cash provided by financing activities decreased $17.1 million to $22.9 million for the six month period ended June 30, 1996 when compared to the same period in 1995. This decrease is primarily attributable to an increase in the repayment of notes payable, partially offset by an increase in proceeds from notes payable borrowings (resulting from the refinancing of the Nomura line of credit) and the receipt of net proceeds of approximately $21.7 million in March 1996 with respect to the Nomura financing transaction.

                                    PART II

Other Information

Item 1. Legal Proceedings

        There are no material legal proceedings.

Item 2. Changes in Securities

        (a) Pursuant to the amendment to the Company's Articles of Incorporation described below in item 4(c)(ii), the Company no longer has the ability to cancel transactions on the New York Stock Exchange which are in violation of the ownership limitations in the Company's Articles of Incorporation. Such violations must be remedied by issuing Excess Stock

Item 3. Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders


       (a) The annual meeting of stockholders was held on April 26, 1996.


       (b)   (i)     The following directors were elected at the meeting:

             David M. Glickman
             David B. Heller
             Richard F. Levy

             (ii)    The following directors continued in office:

             Norman Bobins
             Richard F. Cavenaugh
             Jane R. Patterson
             Michael W. Reschke

       (c) The matters voted upon and the results of the voting were as follows:

             (i) Election of David M. Glickman, David B. Heller and Richard F. Levy as directors.


                       Results          6,466,404  FOR
                                        ---------
                                                0  AGAINST
                                        ---------
                                                0  WITHHELD
                                        ---------
                                            1,975  ABSTENTION
                                        ---------
                                        2,490,146  BROKER NON VOTERS
                                        ---------

       (ii) Proposal to amend the Company's Articles of Incorporation to eliminate the Company's right to cancel transactions that occur on the New York Stock Exchange that are in violation of the ownership limitation rules in the Company's Articles of Incorporation Results. Such violations must be remedied using Excess Stock:


             Results            6,467,979  FOR
                                ---------
                                        0  AGAINST
                                ---------
                                        0  WITHHELD
                                ---------
                                      400  ABSTENTION
                                ---------
                                2,490,146  BROKER NON VOTERS
                                ---------


      (iii) Proposal to amend the Company's Articles of Incorporation to change the name of the Company to "Ambassador Apartments, Inc."


             Results            6,413,804  FOR
                                   54,175  AGAINST
                                        0  WITHHELD
                                      400  ABSTENTION
                                2,490,146  BROKER NON VOTERS

Item 5.  Other Information

         None

Item 6.  Exhibits or Reports on Form 8-K


         (a)       Exhibits

         10.40     Bank One, Arizona, NA, Credit Agreement, dated June 26, 1996.
         10.41     Bank One, Arizona, NA, Promissory Note, dated June 26, 1996.
         21        List of subsidiaries filed with this report on Form 10-Q
         27        Financial data schedule


         (b)       Reports on Form 8-K

     The Company's current report on Form 8-K dated May 29, 1996 regarding amending its articles of incorporation to (i) change its name from Prime Residential, Inc. to Ambassador Apartments, Inc. and (ii) eliminate the Company's right to cancel certain transactions in the Company's common stock that are in violation of the ownership limitation rules necessary for the company to qualify as a real estate investment trust ("REIT") so that it was in compliance with the policy of the New York Stock Exchange that prohibits the cancellation of trades which have occurred on the exchange.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    PRIME RESIDENTIAL, INC.
                                                    Registrant



Date: August 14, 1996                               /s/ Adam D. Peterson
                                                    ---------------------------
                                                    Adam D. Peterson
                                                    Senior Vice President and
                                                    Chief Financial Officer