Form 10-Q
period 1996-09-30
AMBASSADOR APARTMENTS INC
filed 1996-11-14
CIK 921946

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996.
                                      or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, For the Transition Period From         to
                                                          -------    -------.
Commission file number   0-24704
                         --------

                          AMBASSADOR APARTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     MARYLAND                                                    36-3948161
---------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
or organization)




  77 W. Wacker Drive
  Suite 4040
  Chicago, Illinois                                             60601
---------------------------------------------         -------------------------
(Address of principal executive offices)                           (Zip code)


                                (312) 917-1600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address, or former fiscal year, if changed since last report)

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

      As of November 13, 1996 the registrant had outstanding 8,958,525 shares of Common Stock, $.01 par value per share.

                          Ambassador Apartments, Inc.                  Form 10-Q

                                     INDEX

Part I: Financial Information                                              Page

Item 1. Financial Statements (Unaudited)


        Consolidated balance sheets of Ambassador Apartments, Inc. as of
        September 30, 1996 and December 31, 1995                             4

        Consolidated statements of operations of Ambassador Apartments,
        Inc. for the three month and nine month  periods ended September
        30, 1996 and 1995, respectively                                      5

        Consolidated statements of cash flows of Ambassador Apartments,
        Inc. for the nine month periods ended September 30, 1996 and 1995,
        respectively                                                         6

        Notes to consolidated financial statements                           7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               13


Part II: Other Information

Item 1.  Legal Proceedings                                                  22
Item 2.  Changes in Securities                                              22
Item 3.  Defaults Upon Senior Securities                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                22
Item 5.  Other Information                                                  22
Item 6.  Exhibits or Reports on Form 8-K                                    22

Signature                                                                   23

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

                          AMBASSADOR APARTMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)

                                                 SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                 ------------------     -----------------
ASSETS
Rental property:
Land....................................................  $ 72,188              $ 57,718
Buildings and improvements..............................   361,472               283,062
Furniture and equipment.................................     4.051                 3,089
                                                          --------              --------
                                                           437,711               343,869
Accumulated depreciation................................   (29,457)              (19,910)
                                                          --------              --------
                                                           408,254               323,959

Cash and cash equivalents...............................     2,705                 5,270
Escrow deposit..........................................    21,338                12,945
Escrowed bond funds--restricted.........................    10,938                 2,779
Note receivable - Officer...............................     1,000                 1,000
Accounts receivable.....................................     2,300                 1,230
Investment in and advances to unconsolidated real estate
  limited partnerships..................................    11,619                   657
Deferred financing costs, net...........................     8,698                11,530
Other...................................................     1,803                   619
                                                          --------              --------
TOTAL ASSETS............................................  $468,655              $359,989
                                                          ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Bonds payable...........................................  $231,250              $182,050
Notes payable...........................................    71,984                47,931
Accrued interest........................................       238                    --
Real estate taxes payable...............................     4,855                 4,998
Tenant security deposits................................     1,979                 1,632
Accounts payable and other liabilities..................     2,043                 2,143
                                                          --------              --------
Total liabilities.......................................   312,349               238,754

Minority interest.......................................    32,319                12,062

Preferred Stock, $.01 par value; 20,000,000 shares
  authorized, 1,351,351 shares of Class A Senior
  Cumulative Convertible Preferred Stock, $.01  par value,
  issued and outstanding..................................  24,394                    --

Stockholders' equity:
Common Stock, $0.1 par value; 100,000,000 shares
  authorized, 8,958,525 shares issued and outstanding.....      90                    90
Additional paid-in capital..............................   112,970               112,957
Distributions in excess of accumulated earnings.........   (13,467)               (3,874)
                                                          --------              --------
Total stockholders' equity..............................    99,593               109,173
                                                          --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $468,655              $359,989
                                                          ========              ========

See accompanying notes to consolidated financial statements.

                         AMBASSADOR APARTMENTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except for per share amounts)
                                 (Unaudited)



                                                                      THREE MONTHS                         NINE MONTHS
                                                                    ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                             --------------------------    --------------------------------------
                                                                   1996          1995                1996                  1995
                                                             ------------- ------------    -----------------       --------------
Revenues:
Rental.....................................................  $    16,086   $    13,376     $          45,553        $      35,429
Other......................................................        1,397           828                 3,790                2,484
                                                             -----------   -----------     -----------------        -------------
                                                                  17,483        14,204                49,343               37,913
Expenses:
Property operating.........................................        4,102         3,124                11,554                9,377
Real estate taxes..........................................        1,693         1,266                 4,442                3,519
General and administrative.................................        1,373         1,251                 3,753                2,835
Depreciation...............................................        3,359         2,361                 9,547                6,117
Advertising and marketing..................................          362           342                   905                  773
Repairs and maintenance....................................          575           799                 1,668                1,720
Bad debt expense...........................................           85           121                   307                  431
Financing fees.............................................          762           326                 2,425                  870
Interest...................................................        3,452         2,749                 9,072                5,641
Amortization of deferred financing fees....................          349           635                 1,452                1,775
(Income) losses from unconsolidated real estate
limited partnerships.......................................         (267)          277                   (55)                 354
                                                             -----------   -----------     -----------------        -------------
Total expenses.............................................       15,845        13,251                45,070               33,412
                                                             -----------   -----------     -----------------        -------------
Income before allocation to minority interest, loss
on sale of interest rate cap and extraordinary
item.......................................................        1,638           953                 4,273                4,501
Income allocated to minority interest......................         (555)          (48)               (1,032)                (466)
                                                             -----------   -----------     -----------------        -------------
Income before loss on sale of interest rate cap and
extraordinary item.........................................        1,083           905                 3,241                4,035
Loss on sale of interest rate cap, net of
minority interest..........................................           --            --                 2,084                   --
                                                             -----------   -----------     -----------------        -------------
Income before extraordinary item...........................        1,083           905                 1,157                4,035
Extraordinary item, net of minority interest...............           --         2,146                    --                4,803
                                                             -----------   -----------     -----------------        -------------
Net income.................................................        1,083         3,051                 1,157                8,838
Income allocated to preferred shareholders.................          283            --                   283                   --
                                                             -----------   -----------     -----------------        -------------
Net income applicable to common shareholders...............  $       800   $     3,051     $             874        $       8,838
                                                             ===========   ===========     =================        =============
Income per share of common stock outstanding:
Before extraordinary item..................................  $      0.09   $      0.10     $            0.10        $        0.45
                                                             ===========   ===========     =================        =============
Extraordinary item.........................................  $        --   $      0.24     $              --        $        0.54
                                                             ===========   ===========     =================        =============
Net income per common share outstanding....................  $      0.09   $      0.34     $            0.10        $        0.99
                                                             ===========   ===========     =================        =============
Common shares outstanding..................................    8,958,525     8,958,525             8,958,525            8,958,525
                                                             ===========   ===========     =================        =============

See accompanying notes to consolidated financial statements.

                         AMBASSADOR APARTMENTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)



                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  ---------------------------------
                                                                                     1996                  1995
                                                                                  -----------           -----------
OPERATING ACTIVITIES
  Net income..........................................................            $     1,157           $     8,838
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.....................................................                  9,547                 6,117
     Bad debt expense.................................................                    307                   431
     Amortization of deferred financing fees..........................                  1,452                 1,775
     Minority interest................................................                  1,032                   466
     Write-off of deferred letter of credit fees......................                    --                  1,374
     (Income) loss from investments in unconsolidated real
     estate limited partnerships......................................                    (55)                  354
     Loss from sale of interest rate cap, net of minority interest....                  2,084                    --
     Extraordinary item, net of minority interest.....................                    --                 (4,803)
     Changes in operating assets and liabilities:
       Accounts receivable............................................                 (1,377)                 (329)
       Other assets...................................................                 (1,184)                 (372)
       Accrued interest payable.......................................                    238                   234
       Real estate taxes payable......................................                   (143)                  874
       Tenant security deposits.......................................                    347                   574
       Accounts  payable and other liabilities........................                   (100)                2,514
                                                                                  -----------           -----------
       Net cash provided by operating activities......................                 13,305                18,047
INVESTING ACTIVITIES
  Purchase of rental property.........................................                (42,045)              (55,550)
  Improvements to rental property.....................................                (12,847)               (7,110)
  Advances to Joint Venture...........................................                (36,815)                   --
  Repayment from Joint Venture........................................                 25,908                    --
                                                                                  -----------           -----------
           Cash used in investing activities..........................                (65,799)              (62,660)

FINANCING ACTIVITIES
  Net proceeds from joint venture partners............................                 21,671                   --
  Net proceeds from preferred stock offering..........................                 24,394                   --
  Escrowed bond funds-restricted......................................                 (8,159)               (1,014)
  Proceeds from bonds payable.........................................                 10,250                26,315
  Escrow deposit......................................................                 (8,393)               (7,659)
  Proceeds from notes payable.........................................                125,628                99,138
  Proceeds from sale of interest rate cap.............................                  1,485                    --
  Repayment of notes payable..........................................               (101,575)              (37,090)
  Purchase of fixed rate bonds........................................                     --               (15,053)
  Deferred financing fees paid........................................                 (2,413)               (4,671)
  Partner capital contributions.......................................                     13                     8
  Contribution to unconsolidated real estate limited
  partnerships........................................................                     --                   (27)
  Distributions to joint venture partners.............................                 (1,065)                   --
  Distributions paid to minority interest.............................                 (1,157)               (1,157)
  Distributions paid to stockholders..................................                (10,750)              (10,750)
                                                                                  -----------           -----------
Net cash provided by financing activities.............................                 49,929                48,040
                                                                                  -----------           -----------
Net (decrease) increase in cash and cash equivalents..................                 (2,565)                3,427
Cash and cash equivalents at beginning of period......................                  5,270                 2,424
                                                                                  -----------           -----------
Cash and cash equivalents at end of period............................            $     2,705           $     5,851
                                                                                  ===========           ===========


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

     Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:

     Building ......................................  30-40 years
     Building improvements .........................   5-30 years
     Furniture and equipment .......................   3-12 years


     Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life.

2.   REAL ESTATE ACQUISITIONS AND DEBT

     On June 26, 1996 the Company refinanced its revolving line of credit, previously held by Nomura Asset Capital Corporation, with Bank One, Arizona, NA (the, "Bank One Loan"). The Bank One Loan bears interest between LIBOR plus 1.70% and LIBOR plus 1.90% (as defined in the Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of September 30, 1996, the amount available under the Bank One Loan is approximately $60.0 million; the amount available will be increased as additional properties are added to the collateral pool. As of September 30, 1996, eight properties are pledged as collateral under the Bank One Loan and $55.1 million is outstanding. The Bank One Loan matures on June 26, 1999; however, the Company may request one year extensions pursuant to the terms of the agreement.

     On August 20, 1996, the Company acquired four properties: Haverhill Commons, Village Crossing, The Arbors and Ocean Oaks, (collectively, the "Florida Properties"), for $39.7 million. Haverhill Commons is a 222 unit apartment complex located in West Palm Beach, Florida; Village Crossing is a 189 unit apartment complex which is also located in West Palm Beach Florida; The Arbors is a 224 unit property located in Deland, Florida and Ocean Oaks is a 296 unit apartment complex located in Port Orange, Florida. The Company financed these four acquisitions by assuming $39.0 million in tax exempt bonds (the "Florida Bonds") plus an additional $740,000 from working capital. Such bonds are secured by the properties themselves.

     The interest rate on $20.7 million of the Florida Bonds is currently 8.5% (pay rate of 6.0% and 25% deferred interest) paid monthly in arrears.
Deferred interest is paid every August 1 and February 1 of each year. The interest rate on the aforementioned bonds is currently reset annually on December 1. These bonds were issued by Housing Finance Authority of Palm Beach County and have a maturity date of December 1, 2007. Interest on the remaining $18.2 million Florida Bonds is currently calculated using a variable rate determined by the respective remarketing agent of the bonds. The interest rate is currently reset on a weekly basis. These bonds were also issued by Housing Finance Authority of Palm Beach County and have a maturity date of August 1, 2015. The maximum annual interest rate on the Florida Bonds is 18%.

     Concurrently with the assumption of the Florida Bonds, the Company acquired a 49.6% interest in G.P. Municipal Holdings, L.L.C. which, in turn, purchased a $10 million Class B Receipt representing an ownership interest in municipal obligations owned by TEB Municipal Trust I (the "Trust"). The Class B Receipt rate is 12.45% and is paid monthly in arrears, or to the extent funds are available in the Trust for payment of interest and principal to the receipt holders ("Available Funds"). Available funds for distribution to Class B receipt holders are subordinated to interest payments on $27 million of Class A receipts issued by the Trust. As of September 30, 1996, the Company had received $27,213 in distributions with respect to its interest in the Class B Receipts. G.P. Municipal Holdings, L.L.C. also purchased a $2 million face amount Class G receipt, at a price of $575,000, which represents an ownership interest in municipal obligations owned by the Trust. Distributions to the Class G receipt holder is made only to the extent of Available Funds in the trust after payment of the Class A and Class B receipt holders and other fees as defined by the investment agreement. As of September 30, 1996, the Company has not received any distributions with respect to its interest in the Class G receipt.

     On September 30, 1996 the Company acquired the Heather Ridge and Pine Shadows property for $7.3 million and $9.4 million, respectively. Heather Ridge is a 252 unit apartment complex located in Phoenix, Arizona and Pine Shadows is a 272 unit apartment complex located in Tempe, Arizona. The Company financed these acquisitions by borrowing under its Bank One Loan, which is secured by eight others properties.

3.   ESCROWED BOND FUNDS--RESTRICTED

     As of September 30, 1996 the Company had $10.9 million in escrow, of which $10.3 million is currently being used as collateral for the Cypress Ridge and Broadmoor bonds and the remaining $600,000 will be used to complete certain renovation projects associated with tax-exempt bond requirements on certain properties.

4.   PREFERRED STOCK

     The Company is authorized to issue up to 20 million shares of preferred stock. On August 15, 1996, the Company issued 1,351,351 shares of Class A Convertible Preferred Stock ("Preferred Stock"), par value $.01, for $18.50 per share or an aggregate amount of $25 million. The dividend on the Preferred Stock issued and outstanding is (i) $0.42 per share of Preferred Stock, per quarter on or prior to August 14, 1997, (ii) for the period August, 1997 through August 14, 1998, $0.4325 per share of Preferred Stock, per quarter,
(iii) for the period August 14, 1998 through August 15, 1999, $0.445 per share of Preferred Stock, per quarter, (iv) for the period August 14, 1999 through August 14, 2001, $0.46 per share of Preferred Stock, per quarter (v) for the period August, 2001 through August 14, 2002, $0.4725 per share of Preferred Stock, per quarter, and (vi) on or after August 15, 2002, the greater of (x) $0.42 per Preferred Stock, per quarter or (y) the product of 1.05 of the dividend paid to common stockholders.

     The Preferred Stock is convertible into common stock at the sole and absolute discretion of the holder. If converted on or prior to August 14, 1997, the number of Preferred Stock convertible into shares of common stock is determined by dividing the number of Preferred Stock by 1.08. If the conversion occurs after August 15, 1997, the number of Preferred Stock convertible into shares of common stock is derived at by dividing the number of Preferred Stock by 1.0.

     The Company has the right to redeem the Preferred Stock on or after August 15, 2001 but prior to August 14, 2002 at an initial premium of 1.06% of the per share purchase price of $18.50. The premium paid for the Preferred Stock decreases over an eight year period to zero by August 15, 2010. In the event of a change of ownership, the Company may be required by the holder of Preferred Stock to purchase all of the shares of Preferred Stock at a price equal to the lessor of (i) $19.98 or (ii) the price at which the Company has the right to redeem shares of Preferred Stock from the holders as described above.

     Except as limited by law, the holders of the Preferred Stock shall be entitled to vote or consent on all matters submitted to the holders of common stock as a single class. Each Preferred Stock will entitle the holder to one vote for each share of common stock into which such Preferred Stock is convertible as of the record date for such vote or consent.

5.   DECLARATION OF DISTRIBUTIONS TO STOCKHOLDERS AND LIMITED PARTNERS

     On October 30, 1996, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the stockholders of the Company for the quarter ended September 30, 1996. The dividends are payable on November 15, 1996 to holders of record as of November 9, 1996.

     On October 30, 1996, the Board of Directors of the Company also authorized distribution payments of $385,593, or $0.40 per unit holder, to limited partners of the Operating Partnership for the quarter ended September 30, 1996. The distributions are payable on November 15, 1996.

     Effective October 30, 1996, the Board of Directors of the Company authorized a prorated quarterly dividend payment in the amount of $283,784, or $0.21 per Preferred Stock holder, for the quarter ended September 30, 1996. The Preferred Stock dividend is payable on November 15, 1996

6.   SAVINGS PLAN

     Effective January 1, 1996, the Company established a retirement plan with a salary deferral retirement feature which management believes will qualify under section 401 of the Code (the "401(k) Plan"), for the employees of the Company. The 401(k) Plan will permit the employees of the Company to defer a portion of their compensation in accordance with the provisions of section 401(15 k) of the Code. The 401(k) Plan will allow participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, a profit sharing feature of the 401(k) Plan provides for a contribution by the Company to be made annually (beginning in February 1997 and in each February thereafter) on behalf of each participant in an amount, if any, as determined by the Company based upon a to-be-determined percentage of increases in profitability from year to year. Amounts contributed by the Company on behalf of the participants will vest over a period of five years (20% per year). Amounts contributed by the Company and amounts contributed by the participants will be held in trust until distributed to the participants pursuant to the provisions of the 401(k) Plan.

7.   LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings arising in the ordinary course of business. It is management's belief that, collectively, all such proceedings are not expected to have a material impact on the Company's financial position.

9.   SUBSEQUENT EVENTS

     On October 1, 1996, the Company entered into an insurance and indemnity agreement with Financial Security Assurance, Inc. ("FSA") to provide credit enhancement for the Cypress Ridge and Broadmoor bonds (collectively, the "Cypress and Broadmoor Bonds"). An annual insurance premium is due monthly in advance and is equal to 0.6% of the face amount of the Cypress and Broadmoor Bonds, which are $4.3 million and $6.0, respectfully. The Company also made a ten year prepayment of the insurance premium in the amount of $456,017, which will be included in financing fees and amortized over the life of the credit enhancement. The insurance and indemnity agreement is collateralized by mortgages on the Cypress Ridge and Broadmoor properties. The insurance and indemnity agreement have expiration dates consistent with those of the Cypress and Broadmoor Bonds, of which $955,000 are due June 1, 2026, $1.8 million are due June 1, 2016 and the remaining $3.3 million are due on June 1, 2026. The Company used $8.7 million of the proceeds from the Cypress and Broadmoor Bonds to repay the Bank One Loan, and the remaining $1.6 million to fund issuance costs associated with the closing and capital improvements on these two properties.

     Also on October 1, 1996, the Company acquired the Crossings of Bellevue for $15.6 million. Crossings of Bellevue is a 300 unit apartment complex located in Bellevue, Tennessee. The Company financed this acquisition by assuming $8.6 million of variable rate, tax-exempt bonds (the, "Bellevue Bonds") and borrowed the remainder under Net its Bank One Loan. The Bellevue Bonds were issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County and bear interest at 8.3% per annum. The interest rate on the Bellevue Bonds is adjusted on November 1 of each year and the outstanding principal balance matures on May 1, 1997.

     On October 25, 1996, the Company sold its Class B receipt representing an ownership in municipal obligations owned by the Trust for $10 million. The Company used these proceeds to acquire Hidden Lake and The Woodlands apartments located in Tampa, Florida.

     On October 28, 1996, the Company acquired Hidden Lake and The Woodlands properties for $5.8 million and $9.1 million, respectively. Hidden Lake is a 267 unit apartment complex located in Tampa, Florida and The Woodlands is a 416 unit apartment complex also located in Tampa, Florida. The Company financed these acquisitions by using the proceeds from the sale of its Class B receipt and borrowing the remainder under the Bank One Loan.

10. PRO FORMA INFORMATION - UNAUDITED

     The following unaudited table of pro forma information has been prepared as if the acquisitions in 1995 and 1996 had occurred as of the beginning of each period presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

             Pro Forma for the nine month period ended September 30
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                  1996          1995
                                                -------       -------
    Total revenue.............................  $58,436       $54,766
    Property operating........................   27,654        25,286
    Depreciation and amortization.............   13,027        11,619
    Interest..................................   12,404        11,932
                                                -------       -------
    Total expenses............................   53,085        48,837
                                                -------       -------
    Income before Minority interest
    loss from sale of interest rate
    cap and extraordinary item................  $ 5,351       $ 5,929
                                                =======       =======
    Income per share of Common Stock..........  $  0.43         $0.48
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

     Income has not been reduced for Minority Interests and net income per share assumes that all limited partnership interests in the Operating Partnership have been converted to shares of Common Stock; therefore, the total Common Stock outstanding at both January 1, 1995 and January 1, 1996 would have been 12,368,992.

     This includes the minimum of 1,195,233 shares reserved for issuance upon conversion of the limited partnership interests in Jupiter I, L.P. and Jupiter II, L.P. under certain circumstances and $1,251,251 for the conversion of Preferred Stock into shares of Common Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 INTRODUCTION

     The following is a discussion and analysis of the results of operations and financial condition of Ambassador Apartments, Inc. (formerly known as Prime Residential, Inc.) (together with its affiliates, the "Company"). As of September 30, 1996, the Company owned 45 multifamily residential properties including ownership interests in two unconsolidated real estate limited partnerships. Historical results and percentage relationships presented herein are not necessarily indicative of future operations.

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

INTRODUCTION (CONTINUED)

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

                                                                  (In 000's)
                                         ------------------------------------------------------------
                                              For the nine month period ended September 30, 1996
                                         ------------------------------------------------------------
                                           Company's Computation          NAREIT'S Computation
                                                  Method                         Method
                                         ------------------------   ---------------------------------
Net income before minority interest
  and loss from sale of interest
  rate cap.............................           $ 4,273                      $ 4,273
FFO ADJUSTMENTS:
Depreciation...........................             9,547                        9,434
Amortization of deferred financing fees             1,452                           --
Adjustments to joint ventures..........               853                          758
Other non-recurring FFO adjustments....               176                          176
Distributions to joint venture partners            (1,065)                      (1,065)
Allocation to preferred stockholders...              (283)                        (283)
                                                  -------                     --------
Funds From Operations..................           $14,953                      $13,293
                                                  =======                     ========

CAUTIONARY STATEMENTS

      The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

     During the twelve month period from September 30, 1995 through September 30, 1996, the Company acquired nine properties containing 2,345 units from unaffiliated third party sellers (the "Additional Properties"). In April and May 1996, $4.3 million and $6.0 million of variable rate tax-exempt bonds were issued for the benefit of the Cypress Ridge and Broadmoor properties (The "New Bonds"), respectively. In connection with the acquisition of Franklin Oaks and Falls of Bells Ferry, the Company assumed $17.7 million and $29.5 million, respectively, of . variable rate tax-exempt bonds. The Franklin Oaks bonds are secured by such property and the Falls of Bells Ferry bonds are secured by such property and a pledge of approximately $3.4 million in certificates of deposits purchased by the Company upon the acquisition of the property. Additionally, on August 20, 1996 the Company assumed $39.0 million of tax exempt bonds in connection with the acquisition of the Florida Properties, defined below. On December 15, 1995 the Company sold the Laurelwood property to an unaffiliated third party. Laurelwood is located in Marietta, Georgia and has 207 units.

     The acquisition of the Additional Properties, the New Bonds, the assumption of the Franklin Oaks, Falls of Bells Ferry and the Florida Properties' (defined below) bonds and the sale of Laurelwood included in the consolidated financial statements of the Company accounted for the significant changes in operating results for the three months ended September 30, 1996, when compared to the same period in 1995.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

     For the nine months ended September 30, 1996, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item decreased $228,000 to $4.3 million when compared to the same period in 1995. This decrease was primarily due to increases in total expenses, partially offset by increases in rental and other revenues. The aforementioned increases and decreases are discussed in greater detail below.

     Total revenues increased by $11.4 million, or 30.2%, to $49.3 million, for the nine month period ended September 30, 1996 when compared with the same period in 1995. Of this increase, approximately $10.2 million is attributable to the acquisition of the Additional Properties. These increases were partially offset by a decrease of $1.0 million as a result of the Company's sale of the Laurelwood property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $5.1 million, or 25.8%, to $25 million for the nine months ended September 30, 1996 when compared with the same period in 1995. Property operating expenses increased $2.2 million, primarily due to the acquisition of the Additional Properties. Real estate taxes increased $923,000. Of this increase in real estate taxes, $764,000 related to the Additional Properties, partially offset by the elimination of approximately $48,000 in real estate taxes resulting from the sale of the Laurelwood property and an estimated reduction of approximately $262,000 in real estate taxes due to favorable tax protests. General and administrative expenses increased $918,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 10,843 units at September 30, 1995 to 12,981 units at September 30, 1996. Financing fees increased $1.6 million as a result of increased credit enhancement costs associated with the assumption of the Franklin Oaks and Falls of Bells Ferry bonds and as a result of higher credit enhancement costs associated with existing variable rate, tax exempt bonds.

     Depreciation and amortization increased $3.1 million, or 39.4%, to $11 million for the nine month period ended September 30, 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties. These increases were partially offset by a decrease in depreciation associated with the sale of the Laurelwood property.

     Interest expense increased $3.4 million to $9.1 million for the nine month period ended September 30, 1996. This increase includes an approximately $165,000 increase in interest costs associated with the issuance of the New Bonds; an increase of approximately $1.1 million of interest costs for Franklin Oaks, Falls of Bells Ferry and the Florida Properties' bonds; an increase of approximately $366,000 in interest costs incurred in connection with the Revolving Loan; an increase of approximately $839,000 in interest costs with respect to the swap transactions; and $651,000 in interest costs for the $16.1 million seven year term loan.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

     For the three months ended September 30, 1996, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item increased $685,000 to $1.6 million when compared to the same period in 1995. This increase was primarily due to increases in rental and other revenues, partially offset by increases in total expenses. The aforementioned increases are discussed in greater detail below.

     Total revenues increased by $3.3 million, or $23.1%, to $17.5 million, for the three month period ended September 30, 1996 when compared with the same period in 1995. Of this increase approximately $2.9 million is attributable to the acquisition of the Additional Properties. These increases were partially offset by a decrease of $346,000 as a result of the Company's sale of the Laurelwood property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $1.2 million, or 15.7%, to $8.7 million for the three months ended September 30, 1996 when compared with the same period in 1995. Property operating expenses increased $978,000, primarily due to the acquisition of the Additional Properties. Real estate taxes increased $427,000. Of this increase in real estate taxes, $301,000 related to the acquisition of the Additional Properties partially offset by the elimination of approximately $22,000 in real estate taxes resulting from the sale of the Laurelwood property. General and administrative expenses increased $122,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 10,843 units at September 30, 1995 to 12,981 units at September 30, 1996. Repairs and maintenance decreased $224,000 primarily attributable to properties, previously in the operational stage, currently undergoing renovation during the third quarter. Financing fees increased $436,000 as a result of increased credit enhancement costs associated with the assumption of the Franklin Oaks and Falls of Bells Ferry bonds and as a result of higher credit enhancement costs associated with existing variable rate, tax exempt bonds.

     Depreciation and amortization increased $712,000, or 23.8%, to $3.7 million for the three month period ended September 30, 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties and additional amortization associated with the New Bonds, partially offset by the sale of the Laurelwood property.

     Interest expense increased $703,000 to $3.5 million for the three month period ended September 30, 1996. This increase includes an approximately $165,000 increase in interest costs associated with the issuance of the New Bonds; $649,000 of interest costs with respect to Franklin Oaks, Falls of Bells Ferry and the Florida Properties' bonds; and an increase of approximately $308,000 in interest costs with respect to the swap transaction. These increases are partially offset by a decrease of approximately $552,000 in interest costs incurred in connection with the Bank One Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     Interest on $181.7 million (excluding the Bank One Loan) of the Company's long-term debt fluctuates based upon changes in prevailing market interest rates, while the remaining $49.6 million is a one year adjustable rate determined by the remarketing agent. On May 26, 1995, the Company entered into a swap transaction with Nomura Capital Services, Inc. ("NCSI") pursuant to which the Company paid a fixed rate on approximately $130.0 million of its variable rate, tax-exempt bonds through May 26, 2005. Under the terms of the swap agreement, the Company paid, quarterly in advance, a fixed rate of 6.498% on a notional amount of $94.0 million to NCSI which management believes will result in an effective interest rate of 4.7% on the $130.0 million of tax-exempt bonds. On March 14, 1996, the Company entered into another interest rate swap transaction with NCSI pursuant to which the Company paid a fixed rate on approximately $23.6 million of its variable rate, tax-exempt debt. Under this swap agreement, the Company paid a fixed rate of 6.55% on a notional amount of approximately $17.0 million to NCSI, which results in an effective interest rate of approximately 4.73% on $23.6 million of variable rate tax-exempt bonds. This swap agreement matures on March 14, 2003. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate was based) and the J.J. Kenny Index (a tax-exempt bond rate index). Management chose to execute a LIBOR based interest rate swap as opposed to a tax-exempt rate swap because in management's opinion the market for LIBOR based interest rate hedging is more efficient than the tax-exempt hedge market, therefore a more economic pricing could be obtained.

     On June 26, 1996 the Company refinanced its revolving line of credit, previously held by Nomura Asset Capital Corporation, with Bank One, Arizona, NA (the, "Bank One Loan"). The Bank One Loan bears interest between LIBOR plus 1.70% and LIBOR plus 1.90% (as defined in the Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of September 30, 1996, the amount available under the Bank One Loan was approximately $60.0 million; the amount available will be increased as additional properties are added to the collateral pool. As of September 30, 1996, eight properties were pledged as collateral under the Bank One Loan and $55.1 million was outstanding. The Bank One Loan matures on June 26, 1999; however, the Company may request one year extensions pursuant to the terms of the agreement.

     On August 20, 1996, the Company acquired four properties: Haverhill Commons, Village Crossing, The Arbors and Ocean Oaks, (collectively, the "Florida Properties"), for $39.7 million. Haverhill Commons is a 222 unit apartment complex located in West Palm Beach, Florida; Village Crossing is a 189 unit apartment complex which is also located in West Palm Beach Florida; The Arbors is a 224 unit property located in Deland, Florida and Ocean Oaks is a 296 unit apartment complex located in Port Orange, Florida. The Company financed these four acquisitions in exchange for assuming $39 million in tax exempt bonds (the "Florida Bonds") plus an additional $740,000 from working capital. Such bonds are secured by the properties themselves. Interest on $20.7 million of the Florida Bonds is currently 8.5% (pay rate of $6.0% and 2.5% deferred interest) paid monthly in arrears. Deferred interest is paid every August 1 and February of each year. The interest rate on the aforementioned bonds are currently reset annually on December 1. These bonds were issued by Housing Finance Authority of Palm Beach County and have a maturity date of December 1, 2007. Interest on the remaining $18.2 million Florida Bonds is currently calculated using a variable rate determined by the respective remarketing agent of the bonds. The interest rate is currently reset on a weekly basis. These bonds were also issued by Housing Finance Authority of Palm Beach County and have a maturity date of August 1, 2015. The maximum annual interest rate on the Florida Bonds is 18%.

     Concurrently with the assumption of the Florida Bonds, The Company acquired a 49.6% interest in G.P. Municipal Holdings, L.L.C. which, in turn, purchased a $10 million Class B Receipt representing an ownership interest in municipal obligations owned by TEB Municipal Trust I (the "Trust"). The Class B Receipt rate is 12.45% and is paid monthly in arrears, or to the extent funds are available in the Trust for payment of interest and principal to the receipt holders ("Available Funds"). Available Funds for distribution to Class B receipt holders are subordinated to interest payments on $27 million of class A receipts issued by the Trust. As of September 30, 1996, the Company had received $27,213 in distributions with respect to its interest in the Class B receipts. G.P. Municipal Holdings, L.L.C. also purchased a $2 million Class G receipt, at a discount price of $575,000, which represents an ownership interest in municipal obligations owned by the Trust. Distributions to the Class G receipt holder is made only to the extent of Available Funds in the trust after payment of the Class A and Class B receipt holders and other fees as defined by the investment agreement. As of September 30, 1996, the Company has not received any distributions with respect to its interest in the Class G receipt.

     On September 30, 1996 the Company acquired the Heather Ridge and Pine Shadows property for $7.3 million and $9.4 million, respectively. Heather Ridge is a 252 unit apartment complex located in Phoenix, Arizona and Pine Shadows is a 272 unit apartment complex located in Tempe, Arizona. The Company financed these acquisitions by borrowing under its Bank One Loan which is secured by these two properties and eight others.

     The Company is authorized to issue up to 20 million shares of preferred stock. On August 15, 1996, the Company issued 1,351,351 shares of Class A Convertible Preferred Stock ("Preferred Stock"), par value $.01, for $18.50 per share or an aggregate amount of $25 million. The dividend on the Preferred Stock issued and outstanding is (i) $0.42 per share of Preferred Stock, per quarter on or prior to August 14, 1997, (ii) for the period August 15, 1997 through August 14, 1998, $0.4325 per share of Preferred Stock, per quarter,
(iii) for the period August 14, 1998 through August 15, 1999, $0.445 per share of Preferred Stock, per quarter, (iv) for the period August 14, 1999 through August 14, 2001, $0.46 per share of Preferred Stock, per quarter (v) for the period August, 2001 through August 14, 2002, $0.4725 per share of Preferred Stock, per quarter, and (vi) on or after August 15, 2002, the greater of (x) $0.42 per Preferred Stock, per quarter or (y) the product of 1.05 of the dividend paid to common stockholders.

     The Preferred Stock is convertible into common stock at the sole and absolute discretion of the holder. If converted on or prior to August 14, 1997, the number of Preferred Stock convertible into shares of common stock is determined by dividing the number of Preferred Stock by 1.08. If the conversion occurs after August 15, 1997, the number of Preferred Stock convertible into shares of common stock is derived at by dividing the number of Preferred Stock by 1.0.

     The Company has the right to redeem the Preferred Stock on or after August 15, 2001 but prior to August 14, 2002 at a premium of 1.06% of the per share purchase price of $18.50. The premium paid for the Preferred Stock decreases over an eight year period to zero by August 15, 2010.

     Except as limited by law, the holders of the Preferred Stock shall be entitled to vote or consent on all matters submitted to the holders of common stock as a single class. Each Preferred Stock will entitle the holder to one vote for each share of common stock into which such Preferred Stock is convertible as of the record date for such vote or consent.

     On October 1, 1996, the Company entered into an insurance and indemnity agreement with Financial Security Assurance, Inc. ("FSA") to provide credit enhancement for the Cypress Ridge and Broadmoor bonds (collectively, the "Cypress and Broadmoor Bonds"). An annual insurance premium is due monthly in advance and is equal to 0.6% of the face amount of the Cypress and Broadmoor Bonds, which are $4.3 million and $6.0, respectfully. The Company also made a ten year prepayment of the insurance premium in the amount of $456,017, which is included in financing fees and amortized over the life of the credit enhancement. The insurance and indemnity agreement is collateralized by mortgages on the Cypress Ridge and Broadmoor properties. The insurance and indemnity agreement has an expiration date consistent with the maturity dates of the Cypress Ridge and Broadmoor Bonds, of which $955,000 are due June 1, 2026. $1.8 million are due June 1, 2016 and the remaining $3.3 million are due on June 1, 2026. The Company used $8.7 million of the proceeds from the Cypress and Broadmoor Bonds to repay the Bank One Loan, and the remaining $1.6 million to fund issuance costs associated with the closing and capital improvements on these two properties.

     Also on October 1, 1996, the Company acquired the Crossings of Bellevue for $15.6 million. Crossings of Bellevue is a 300 unit apartment complex located in Bellevue, Tennessee. The Company financed this acquisition by assuming $8.6 million of variable rate, tax-exempt bonds (the "Bellevue Bonds") and borrowed the remainder under its Bank One Loan. The Bellevue Bonds were issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County and bear interest at 8.3% per annum. The interest rate on the Bellevue Bonds is adjusted on November 1 of each year and the outstanding principal balance matures on May 1, 1997.

     On October 25, 1996 the Company sold its Class B receipt representing an ownership in municipal obligations owned by the Trust for $10 million. The Company used these proceeds to acquire Hidden Lake and The Woodlands apartments located in Tampa, Florida

     On October 28, 1996, the Company acquired Hidden Lake and The Woodland properties for $5.8 million and $9.1 million, respectively. Hidden Lake is a 267 unit apartment complex located in Tampa, Florida and The Woodlands is a 416 unit apartment complex also located in Tampa, Florida. The Company financed these acquisitions by using the proceeds from the sale of its Class B Receipt and borrowing the remainder under the Bank One Loan.

     On October 30, 1996, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the stockholders of the Company and $0.40 per unit distribution to the limited partners of Prime Residential, L.P. for the quarter ended September 30, 1996. The dividends/distributions are payable on November 15, 1996 to holders of record as of November 9, 1996.

     Effective October 30, 1996, the Board of Directors of the Company authorized a prorated quarterly dividend payment in the amount of $283,784, or $0.21 per Preferred Stock, for the quarter ended September 30, 1996. The Preferred Stock dividend is payable on November 15, 1996.

     The Company expects to meet is liquidity requirements, including, for example, scheduled debt maturities, future property acquisitions and capital improvements, using its cash flow from operating activities or cash provided by collateralized or uncollateralized borrowings including the Bank One Loan.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net cash and cash equivalents decreased $6 million to ($2.6) million for the nine month period ended September 30, 1996 when compared to the same period in 1995. This decrease was due to a decrease in Net cash provided by operating activities and an increase in cash used in investing activities, partially offset by an increase in net cash provided by financing activities.

     Net cash provided by operating activities decreased $4.7 million to $13.3 million for the nine month period ended September 30, 1996 when compared to the same period in 1995. The primary reason for this decrease was a decrease in the Company's net income (see "Results of Operations" for more detail).

     Net cash used in investing activities increased $3.1 million to $65.8 million for the nine month period ended September 30, 1996 when compared to the same period in 1995. This increase is primarily attributable to advances made to Joint Ventures in connection with the acquisition of the Florida Bonds and an increase in improvements to rental property, partially offset by a reduction in the number of units acquired during the first nine months of 1996 as compared to the same period in 1995.

     Net cash provided by financing activities increased $1.9 million to $49.9 million for the nine month period ended September 30, 1996 when compared to the same period in 1995. This increase is primarily attributable to an increase in proceeds from notes payable borrowings, less repayments, and the receipt of net proceeds of approximately $21.7 million and $24.4 million associated with the sale of certain real estate partnership interests to third party investors and the sale of Preferred Stock, respectively. These increases were offset by a decrease in escrowed bond funds.

                                    PART II

Other Information

Item 1. Legal Proceedings

        There are no material legal proceedings.

Item 2. Changes in Securities

       (a)  None

       (b) On August 16, 1996, the Company issued 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock ("Preferred Stock"), par value $.01 per share. Unless all dividends on the Preferred Stock required to be paid have been paid in full or declared and set aside for payment, the Company is prohibited from paying any dividends on making any other distribution on, redeeming or purchasing or otherwise acquiring for consideration any Common Stock. In addition, in the event of any liquidation, dissolution or winding up of the Company, before any distribution or payment to the holders of shares of Common Stock, the holders of Preferred Stock are entitled to be paid the Liquidation Value of such shares ($18.50) plus accrued and unpaid dividends. Except as limited by law, the holders of the Preferred Stock shall be entitled to vote or consent on all matters submitted to the holders of Common Stock with the Common Stock as a single class.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6. Exhibits or Reports on Form 8-K

        (a)  Exhibits


3.3     Articles of Amendment to Amended and Restated Charter of the Company (8)

3.4     Compiled Charter of the Company as of June 1, 1996 (8)
3.5 Articles Supplementary Classifying 1,351,351 Shares of Preferred Stock as Class A Senior Cumulative Convertible Preferred Stock and 1,351,351 Shares of Excess Stock as Excess Class A Preferred Stock of
        Ambassador Apartments, Inc. (9)

10.43 Supplemental Agreement, dated as of August 16, 1996, between Ambassador Apartments, Inc. and Five Arrows Realty Securities L.L.C. (9)

10.44 Registration Rights Agreement, dated as of August 16, 1996, between Ambassador Apartments, Inc. and Five Arrows Realty Securities L.L.C. (9)

10.45 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Prime Residential, L.P. (9)

10.46 Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Prime Residential, L.P. (9)


10.47 Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Ambassador Apartments, L.P. (9)


21      List of subsidiaries filed with this report on Form 10-Q.

27      Financial data schedule.

99.3 Amended and Restated Certificate of Limited Partnership of Prime Residential, L.P. (8)

(8) Incorporated by reference to Exhibit of the same number of Form 8-K dated May 29, 1996

(9) Incorporated by reference to Exhibit of the same number of Form 8-K dated August 16, 1996.

        (b)             Reports on Form 8-K

             The Company's current report on form 8-K dated August 16, 1996 reflects the sale of 1,351,351 shares of its Class A Senior Cumulative Convertible Preferred Stock, liquidation value $18.50 per share for an aggregate purchase price of $25 million or approximately $18.50 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PRIME RESIDENTIAL, INC.
                                              Registrant



Date: November 14, 1996                       /s/ Adam D. Peterson
      -------------------                     --------------------------
                                              Adam D. Peterson
                                              Senior Vice President
                                              and Chief Financial Officer