Form 10-K
period 1996-12-31
AMBASSADOR APARTMENTS INC
filed 1997-03-31
CIK 921946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-14132

                          AMBASSADOR APARTMENTS, INC.
             (Exact name of registrant as specified in its charter)


                           MARYLAND                                             36-3948161
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


    77 WEST WACKER DRIVE, SUITE 4040, CHICAGO, ILLINOIS                           60601
          (Address of principal executive offices)                             (Zip Code)


                                 (312) 917-1600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
Common Stock, $.01 par value                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
            this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by nonaffiliates was $257.5 million based upon the sale price of registrant's Common Stock as of March 24, 1997.

   At March 24, 1997, 9,176,180 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant's definitive proxy statement for its 1997 annual meeting to be filed with the Securities and Exchange Commission no later than 120 days subsequent to the Company's fiscal year end.

                          AMBASSADOR APARTMENTS, INC.

                               TABLE OF CONTENTS

PART I.                                                                                                        Page
                                                                                                               ----
  Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
  Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
  Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
  Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . 19
            Cautionary Statement for Purposes of the Safe Harbor of the Private Litigation Reform Act of 1995 . 19

PART II.

  Item 5.   Market for the Registrant's Common Equity and Related Stockholder
            Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
  Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
  Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

PART III.

  Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . 37
  Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
  Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . 38
  Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . 38

PART IV.

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 39

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

                                     PART I


ITEM 1.     BUSINESS

      FORMATION OF THE COMPANY

      Ambassador Apartments, Inc. (formerly Prime Residential, Inc.) (together with its consolidated and unconsolidated investments in real estate limited partnerships, the "Company") was organized in Maryland on April 15, 1994. For the fiscal years ending December 31, 1994 and December 31, 1995, the Company has made an election to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In addition, upon filing of the Company's 1996 Federal income tax return, the Company will make an election to qualify as a REIT for the period ending December 31,1996 under the Internal Revenue Code of 1986, as amended.

      On August 31, 1994 the Company completed an initial public offering (the "Offering") of 7,821,000 shares of Common Stock at $16.00 per share. On September 12, 1994, the underwriters of the Offering exercised their over allotment option to purchase 1,137,525 shares of Common Stock at $16.00 per share.

      Upon consummation of the Offering, the Company contributed the initial net proceeds from the Offering and the exercise of the underwriters' over allotment option in exchange for 7,821,000 and 1,137,525, respectively, common units of partnership interest ("Common Units") of Ambassador Apartments, L.P. (formerly Prime Residential, L.P.) a Delaware limited partnership (the "Operating Partnership").

      On August 15, 1996, the Company issued 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock, par value $.01 per share (the "Class A Preferred Stock") and contributed the net proceeds to the Operating Partnership in exchange for 1,351,351 preferred units of partnership interest in the Operating Partnership (the "Class A Preferred Units"). For additional information regarding the Class A Preferred Stock, see "Markets for the Registrant's Common Equity and Related Stockholder Matters."

      The Company is the sole general partner of the Operating Partnership and owns 91.31% of the outstanding Common Units and 100% of the Class A Preferred Units as of March 24, 1997. Dividends declared or paid to holders of Common Stock and Class A Preferred Stock are based upon distributions received by the Company from the Operating Partnership with respect to its Common Units and Preferred Units.

      GENERAL

      The Company is a self-administered and self-managed REIT engaged in the ownership and management of garden style apartment properties leased primarily to middle income tenants. As of December 31, 1996, the Company owned 49 apartment communities (the "Properties" or singularly a "Property") with a total of 14,564 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas. On March 13, 1997, the Company acquired Palencia Apartments in Tampa,

Florida with 420 units for $14.9 million. As of March 24, 1997 the Company owned 14,984 units in 50 properties. In addition, the Company manages one property containing 252 units for an unrelated third party.

      Management believes its overall portfolio size, management operations and property concentrations in selected geographic markets provide economies of scale regarding operating expenses, advertising, marketing, and insurance. Management also believes that a geographic distribution of the properties in a number of strategically selected markets helps insulate the overall portfolio's economic returns from regional economic fluctuations. The Company will continue to focus on acquisitions in its principal markets which represent metropolitan areas in which the Company owns more than 1,000 apartments ("Principal Markets"). The Company's Principal Markets currently include Phoenix and Tucson, Arizona; Austin, Houston and San Antonio, Texas. The Company expects to expand its operations into other markets that exhibit attractive investment potential.

      BUSINESS PHILOSOPHY AND BACKGROUND

      The Company's mission is to deliver long term growth in value and increasing earnings for its stockholders by providing:

      1.    An organization dedicated to excellence,
      2.    Affordable, quality housing for its residents,
      3.    Respect and opportunity for its employees, and
      4. Socially responsible corporate behavior to its customers and the communities in which it invests.

      The Company seeks to increase the value and size of its portfolio using the following strategies:

      Increase property net operating income - The Company believes it will experience higher revenue collections and reasonably predictable operating expenses at many of its Properties through professional management, economies of scale and improving local rental markets. The Company believes its property management teams are experts in their markets and provide the level of service necessary to generate growth in revenues. The key elements of attracting and retaining high quality residents are having a thorough understanding of all of the Company's customers and focusing on communications between all levels of the Company.

      Operating expenses, other than property taxes, have remained relatively
stable for the past year at the Company-owned properties.   This has been due
to effective management policies, renovation and preventive maintenance expenditures that reduced annual operating expenses and increases in buying power in those markets where the Company has a strong presence. The Company expects continued improvement in the key demographic trends (household formation, employment growth and population growth) in most of its Principal Markets through 1997.

      Acquisitions and dispositions - The Company intends to continue to acquire investment grade apartment complexes with an emphasis on properties that can be financed with tax-exempt bonds, or those which already have bond financing. While there is much trade media discussion about the rising cost of Class A apartment acquisitions, the Company believes that good opportunities for investment continue to be available at reasonable prices for Class B apartments in most of the Company's markets. Management also continues to identify new markets that exhibit demographic fundamentals consistent with the Company's primary business objectives.

      The Company's asset management staff reviews its portfolio continuously to identify changes in submarkets and to determine whether a sale or exchange of a property, or an interest in a property is warranted.

      Tax-exempt bond financing - The Company believes that it is the only publicly traded real estate investment company using long term, low cost tax-exempt bond financing as its principal source of permanent financing. Tax-exempt bonds provide one of the lowest cost of debt capital available in the market and can be used to finance acquisition and renovation of properties as well as new construction. The Company believes that this financing strategy will help provide a superior level of total return to shareholders on a risk adjusted basis. In particular, the Company believes that the enhanced return on its equity investment that it receives from the use of tax-exempt bonds out weighs any offsetting disadvantage from resident income and/or rent restrictions as well as other costs imposed by such financing. The Company hopes to complete the new financing of several properties in its portfolio with tax-exempt bonds during 1997 as well as continue to attempt to acquire properties with existing bond financing in place.

THE INDUSTRY/PRINCIPAL MARKETS

      The Company believes that firms that compete in the middle income sector of the apartment industry differentiate themselves based upon the level of service they provide to their customers. Prospective residents have many similarly priced choices for housing. The customer's final decision will be based on property appearance, location and the quality of customer service. The Company seeks to distinguish itself by providing high quality customer service to both prospective and existing residents by training and motivating its management teams to exceed industry standards in all areas. Prior to the purchase of a property, a detailed renovation and marketing plan is created which outlines the approach the Company will take to improve the property's performance and operating results. Close attention is paid to marketing requirements such as drive-by appeal, physical appearance, signage, clubhouse, amenities, model apartments and brochures in an effort to give the Company's properties an advantage over their competition. As a result of this focus on service and appearance, the Company believes that its resident retention rate is higher than industry averages and, as a result, turnover and capital improvement costs are lower.

      In most of the markets where the Company owns property, the rental rates have been increasing over the past three years. As market occupancies exceed 95%, there is an upward pressure on rental rates that typically grow faster than the median income levels. This situation can create higher turnover of existing residents and higher operating expenses. The

Company believes that its customer service program allows for increases in market rental rates while maintaining lower overall resident turnover; this results in lower operating expenses than most of its competition.

      The Company believes that there is currently an imbalance of supply and demand of middle income apartments in its markets. While there has been a recent increase in the number of apartment starts in Atlanta, Austin, Phoenix, Houston and San Antonio, the majority of the properties being built are at costs that are typically approximately twice the average cost of the Company's apartments. Rental rates at new properties are substantially higher than those at the Company's properties and its typical middle income resident cannot afford to live at these newly constructed luxury properties.

      The Company has the personnel and capabilities to develop its own apartment communities. However, the Company does not believe that current returns on new development are sufficient to offset the risks associated with the construction and lease up of new communities. The Company will continue to monitor its markets to determine when the appropriate conditions occur to allow new development within the Company's total return criteria.

RECENT DEVELOPMENTS

      On March 5, 1997, Nomura Asset Capital Corporation funded $21.5 million of 10 year, fixed rate financing, secured by the Country Club West and Courtney Park Properties, located in Greeley and Ft. Collins, Colorado, respectively. The loan bears interest at 8.08% and is based on a 30 year amortization schedule. Net proceeds from the closing were used to repay outstanding principal on the Revolving Loan, as described below.

      On March 6, 1997, variable rate tax-exempt bonds of $6.0 million were issued for the benefit of the Crossroads Apartments, in Phoenix, Arizona (the "Crossroads Bonds"). The bonds, which are collateralized by Crossroads, will mature on December 15, 2036 and are credit enhanced by Federal National Mortgage Association ("FNMA"). The credit enhancement matures on December 1, 2021. Restricted escrowed bond funds of $204,000 have been set aside to fund future renovation costs at Crossroads. The Company used net proceeds of $5.7 million to repay outstanding principal on the Revolving Loan.

      In order to hedge against fluctuations in interest rates on the Crossroads Bonds, effective March 3, 1997, the Company entered into a swap transaction with Credit Lyonnais New York Branch ("CLNY") pursuant to which the Company will pay a fixed rate on the $6.0 million variable rate tax-exempt bonds encumbering Crossroads. Under the terms of the swap agreement, the Company will pay, monthly in advance, a fixed rate of 4.85% to CLNY and receive a floating rate based on the PSA Municipal Swap Index. The swap agreement matures on March 3, 2004.

      On March 13, 1997, the Company acquired Palencia for $14.9 million. Palencia is a 420 unit apartment complex located in Tampa, Florida. The Company financed this acquisition by assuming

$13.3 million of fixed rate tax exempt bonds, encumbering the Palencia Property, and funding the remainder of the purchase price with working capital.

      COMPETITION

      All of the Company's properties are located in metropolitan areas. There are numerous other apartment properties within the market area of each property which could have a material effect on the rental rates charged at the properties, as well as the Company's ability to rent apartments at the properties. The Company competes for residents and apartment property acquisitions with others who may have greater resources than the Company and whose officers, employees and directors may have more experience in operating and acquiring apartment properties than that of the Company's officers, employees and directors. In addition, single-family housing and all forms of multifamily residential properties provide housing alternatives to potential tenants of the Company's properties.

      EMPLOYEES/PROPERTY MANAGEMENT

      The Company's headquarters are located at 77 West Wacker Drive, Suite 4040, Chicago, Illinois, 60601, telephone (312) 917-1600. Regional offices are located in Atlanta, Georgia and San Antonio, Texas and Phoenix, Arizona. There were approximately 500 employees as of March 24, 1997, including 56 corporate and 444 property management employees.

      The Company provides complete property management services to each property in its portfolio including on-site management supervision, leasing, marketing, accounting and training. The Company does not utilize third party management companies. Each of the 50 on-site property managers and their staff report to an area/district manager located in each market who reports to the Director of Property Management. Each property is treated as an individual business operation established with an annual budget, defined policies and procedures, full time on-site professional staffing and supervision. The Company uses property management and accounting computer systems that are linked to the regional and corporate offices to provide timely information to senior management. The Company's asset management system utilizes the leasing, marketing and accounting information created at each site to permit senior management to monitor the performance and operations of each property. In 1997, the Company will continue to increase its commitment to training and education for each of its employees. The intention is to further improve service to the Company's customers and the returns to the Company's shareholders.

      ENVIRONMENTAL MATTERS

      General

      Under various Federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Moreover, certain of the Company's loan documents provide for recourse liability in connection with hazardous or toxic substances.

      The Company does not believe that any of its properties are currently subject to any environmental liability which would have a material adverse effect on the Company's business, assets or results of operations.
Furthermore, except as described below, the Company believes that the properties are in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Except as described below, the Company has not been notified by any governmental authority of any noncompliance, liability or other claim relating to hazardous or toxic substances in connection with any of its properties. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental liability; that any prior owner of a property did not create any material environmental condition not known to the Company; or that the current environmental condition of the properties will not be affected by tenants and occupants of the properties, by the condition (such as the presence of underground storage tanks or contamination of ground water) of properties in the vicinity of the Company's properties or by third parties unrelated to the Company.

      ACM's and PCB's

      The Company is aware of the presence of asbestos-containing materials ("ACMs") and polychlorinated biphenyls ("PCBs") at certain of its properties as noted in the property schedule on page 10. Limited quantities of ACMs are present in such materials as floor coverings, acoustical tile and mastic, and ceiling treatments at certain properties. However, these ACMs generally are in good condition and the Company has implemented operations and maintenance plans, and provides its staff with training in the maintenance of ACMs, at properties where ACMs are present. The Company will replace or repair any damaged ACMs, and, where appropriate, ACMs will be abated in buildings which undergo renovation. Most of the properties have fluid electrical transformers owned by the local utility companies, many of which have not been tested for PCBs. Under Federal regulations, untested fluid transformers must be considered PCB-contaminated, and the Company must assume that some of these transformers may contain PCBs. The local utilities are legally responsible for these transformers and their maintenance, as well as for remediating any contamination they may cause. The Company has requested that the utility companies that own these transformers test transformers on the properties which have not been tested previously. If any transformer is found to be PCB-contaminated, the Company will request the utility company that owns such transformer to replace it.

      Tierra Bonita

      The Tierra Bonita property acquired by the Company in February, 1995 ("Tierra Bonita") is located within the Tucson International Airport Superfund Site (the "TIA Site"), a site identified by the U.S. Environmental Protection Agency (the "EPA") as containing hazardous substances. According to an informational brochure dated September, 1994 prepared by the EPA (the "Informational Brochure"), the EPA has found that a regional aquifer located 140 feet beneath Tierra

Bonita (the aquifer is not a source of water for the property) has been contaminated with trichloroethylene, a hazardous substance. Nine parties are listed in the Informational Brochure as potentially responsible for clean-up at the TIA Site (the Company is not listed as a potentially responsible party) pursuant to the federal Superfund law, known officially as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Systems designed to remove the contaminants from the aquifer are operating at the TIA Site.

      Although the Company, based solely on its ownership of Tierra Bonita, might also be considered potentially responsible under CERCLA, the Information Brochure indicates that the EPA is pursuing only those parties that either (i) disposed of hazardous substances on their property within the TIA Site or (ii) owned or operated facilities where hazardous substances were disposed. A Phase I Environmental Site Assessment on the property commissioned by the Company in December, 1994 concluded that past and present activities at the property have not contributed to the contamination of the regional aquifer. In addition, the EPA's project manager for the TIA Site indicated to the consultants that an enforcement action will not be brought against the Company because such activities appear not to have contributed to the contamination of the aquifer. The Company does not expect to incur expenses with respect to the clean up of the contamination at the TIA Site, nor does the Company expect such contamination to adversely affect operation of Tierra Bonita.

ITEM 2.     PROPERTIES

      As of December 31, 1996, the Company owned 49 apartment complexes (the "Properties") located in seven states. The Properties consist of garden or townhouse style apartments that appeal primarily to tenants with middle level incomes. Of the apartments, 2.5% are efficiency apartments, 58.1% are one-bedroom apartments, 38.9% are two-bedroom apartments and the remaining 0.5% are three-bedroom apartments. The Properties typically consist of two-and three-story buildings in a landscaped setting. The size of the apartments range from 400 to 2,000 square feet and average approximately 780 square feet.

      Of the 49 Properties, 41 Properties containing 83% of the total number of apartments were constructed or substantially renovated since 1983. As of December 31, 1996, the weighted average age of the apartments (since date of construction or major renovation) is 6.35 years. The average number of apartments per Property is 297 apartments and the average monthly rent per apartment and per square foot during the twelve months ended December 31, 1996 was $515 and $0.66, respectively.

      Tenant leases at the Properties are generally for six to twelve-month terms and require security deposits which range up to one month's rent. The Properties contain common area amenities, which may include swimming pools, clubhouses, tennis courts, security gates and extensive landscaping, and interior apartment amenities, such as vaulted ceilings, wood-burning fireplaces, washers/dryers, ceiling fans, microwaves, mini blinds, cable television connections and monitored security systems. The Company believes that the amenity packages at the Properties are comparable to those of competitive multifamily properties in their respective markets.

      Fee title to each of the Properties is held in a property partnership (the "Property Partnership") in which the Operating Partnership or another direct or indirect subsidiary of the Company is a general partner. The Company (or a direct or indirect subsidiary of the Company) and the Operating Partnership own 100% of the partnership interests in, and control, the Property Partnerships that own 34 of the Properties. The Company (or a direct or indirect subsidiary of the Company) and the Operating Partnership own a 1% general partnership interest and 49.1% limited partnership interest in two partnerships that own 9 and 4 properties, respectively, (Ambassador I, L.P. and Ambassador VII, L.P. as further described, below). The Company (or a direct or indirect subsidiary of the Company) and the Operating Partnership own a 50% and 49.9% general partnership interest, respectively, in the Property Partnerships that own the Williamsburg Property and the Brook Run Property. The third parties that own the remaining interests in these Property Partnerships have equal voting rights with respect to certain significant decisions of such partnerships. These two Property Partnerships are not consolidated in the Company's financial statements.

      The following table presents certain information concerning the Company's Properties as of December 31, 1996:

              PROFILE OF COMPANY'S PROPERTIES AT DECEMBER 31, 1996

                                                                                    1995 Average     1996 Average
                                                                                    Monthly Rent(3)  Monthly Rent(3)  % Rent
                           Date of                                                  ---------------  ---------------  Change
                           Construction/  Number      1995         1996             Per              Per              Per SF
Market Area/               Major          of Apart-   Average      Average          Square   Per     Square   Per     1995
Property Name              Renovation(1)  ments       Occupancy(2) Occupancy(2)     Foot     Apt.    Foot     Apt.    to 1996
-------------              -------------  ---------   ------------ ------------     ------   -----   ------   -----   -------
TEXAS
   Austin
Aspen Hills...............  1986/1992      344         95.15%         89.50%        $0.77   $628     $0.77     $627     0.0%
Royal Crest*..............  1973/1991      204         94.57          95.08          0.58    464      0.62      489     6.9
Summit Creek..............  1985           164         93.95          93.05          0.74    546      0.76      560     2.7
Prime Crest.*.............  1973/1991      148         94.03          92.43          0.57    450      0.62      492     8.8
Bent Oaks.................  1979/1994      146         96.52          97.35          0.74    535      0.77      563     4.1
Broadmoor.................  1980/1995      200         94.84          95.02          0.78    491      0.85      535     9.0
   Houston
The Mills*................  1979/1995      708         78.22          89.45          0.49    424      0.50      431     2.0
Trails of Ashford*........  1979/1996      514         87.53          90.73          0.53    405      0.54      409     1.9
Sandalwood................  1979/1996      352         93.78          90.25          0.50    342      0.51      349     2.0
Westway Village...........  1979/1996      326         92.68          94.97          0.59    422      0.60      428     1.7
Cypress Ridge*............  1979/1996      268         88.56          87.99          0.51    370      0.53      384     3.9
  San Antonio
Braesview*................  1982/1993      396         93.48          92.22          0.59    567      0.58      561    -1.7
La Jolla..................  1975/1992      300         93.04          93.29          0.72    492      0.72      491     0.0
Harbor Cove...............  1980/1992      256         95.23          95.10          0.64    420      0.65      430     1.6
Cape Cod*.................  1985           244         94.38          95.89          0.67    483      0.67      482     0.0
Eagle's Nest..............  1973/1991      226         94.92          93.62          0.58    393      0.59      406     1.7
Mesa Ridge................  1986           200         91.69          92.44          0.64    474      0.63      461    -1.6
The Stratford.............  1979/1995      269         89.32          93.50          0.52    574      0.50      557    -3.8
Shallow Creek*............  1982/1996      208         90.69          90.52          0.63    461      0.62      455    -1.6
Windridge*................  1983           276         89.74          92.50          0.62    443      0.63      448     1.6
ARIZONA
   Phoenix/Mesa
Privado Park..............  1984/1995      352         96.63          95.51          0.56    421      0.63      468    12.5
Vista Ventana.............  1982/1996      275         93.23          96.38          0.56    382      0.62      425    10.7
Crossroads*...............  1979           316         91.97          93.60          0.54    344      0.64      408    18.5
Shadow Creek..............  1984/1995      266         95.85          94.24          0.63    459      0.67      491     6.3
Tatum Gardens*............  1985           128         93.62          95.00          0.54    583      0.57      611     5.6
Pine Shadows(4)...........  1983           272         --             95.26          --      --       0.70      491     --
Madera Point(4)...........  1986           256         --             92.60          --      --       0.67      500     --
Heather Ridge(4)..........  1983           252         --             94.16          --      --       0.67      448     --
  Tucson
Quail Ridge...............  1975/1994      253         93.43          92.55          0.75    489      0.77      501     2.7
Tierrra Bonita............  1986           410         89.90          89.86          0.53    369      0.54      374     1.9
Stonybrook(4).............  1983           411         --             91.28          --      --       0.72      416     --
LaJolla de Tucson(4*).....  1978           223         --             88.30          --      --       0.68      410     --
ILLINOIS
   Chicago
Williamsburg..............  1970/1992      329         93.84          94.63          0.70    749      0.72      768     2.9
Brookdale Lakes...........  1990           200         95.89          92.81          0.93    890      0.98      938     5.4
Brook Run.................  1986           182         95.84          91.93          0.99    923      1.02      958     3.0
FLORIDA
  Tampa/Clearwater
Coral Cove................  1985           200         93.58          94.08          0.64    501      0.66      514     3.1
Hidden Lake(4)............  1983           267         --             95.57          --      --       0.74      497     --
The Woodlands(4)..........  1983           416         --             92.93          --      --       0.73      472     --
  Orlando
Sun Lake(4)...............  1986           600         --             95.98          --      --       0.60      529     --
  Daytona Beach
Arbors(4).................  1988           224         --             95.01          --      --       0.61      542     --
Ocean Oaks(4).............  1988           296         --             92.16          --      --       0.62      564     --
   West Palm Beach
Village Crossing(4).......  1986           189         --             92.96          --      --       0.75      668     --
Haverhill Commons(4)        1986           222         --             94.30          --      --       0.58      594     --

                                                                                1995 Average     1996 Average
                                                                                Monthly Rent(3)  Monthly Rent(3)  % Rent
                       Date of                                                  ---------------  ---------------  Change
                       Construction/  Number       1995          1996           Per              Per              Per SF
Market Area/           Major          of Apart-    Average       Average        Square   Per     Square   Per     1995
Property Name          Renovation(1)  ments        Occupancy(2)  Occupancy(2)   Foot     Apt.    Foot     Apt.    to 1996
-------------          -------------  ---------    ------------  ------------   ------   -----   ------   -----   -------
GEORGIA
   Atlanta
Falls of Bells Ferry....  1986           720        96.41%        96.13%        $0.69    $571    $0.71    $588     2.9%
TENNESSEE
   Nashville
Crossings of
   Bellevue(4)..........  1985           300        --            91.51          --       --      0.74     636      --
   Franklin
Franklin Oaks...........  1986           468        96.82         95.05          0.75     593     0.77     613     2.7
COLORADO
   Greeley
Country Club West.......  1986           288        95.94         96.44          0.73     573     0.74     579     1.4
    Fort Collins
Courtney Park...........  1986           248        96.52         95.32          0.76     628     0.77     641     1.3
    Colorado Springs
Mountainview............  1985           252        98.89         96.76          0.76     541     0.81     581     6.6
                                         ---        -----         -----         -----    -----   -----    ----    -----
TOTAL/WEIGHTED
  AVERAGE                              14,564       92.66%        92.91%        $0.64    $502    $0.66    $515     3.13%
                                       ======       =====         =====         =====    ====    =====    ====    ======


         (1) Major renovation ("Major Renovation") is defined as a renovation of a Property that includes one or more of the following which, in total, involve an aggregate expenditure of an amount not less than $2,000 times the number of apartments in the Property: roof replacement; resurfacing of parking lots; exterior painting; structural or exterior repairs; replacement of appliances or carpeting; and installation, repair or replacement of Property-wide amenities.
         (2) Occupancy is defined as the number of occupied apartments divided by the total number of apartments, expressed as a percentage. Average occupancy for any period represents the average of the monthly occupancies over such period. Occupancy for a month represents the occupancy as set forth on the rent roll as of the close of the monthly accounting period. "Occupied apartments" includes all apartments occupied by tenants under an effective lease.
         (3) Average monthly rent per apartment for any property for any period is defined as (a) the total rental revenue for the period divided by the number of months in the period, divided by (b) the product of (i) occupancy at the Property during such period (defined in note (2) above) times (ii) the number of apartments in the Property.
         (4) Properties purchased by the Company in 1996 did not have certain historical operating data for years prior to 1996. The Company was able to obtain unaudited operating statistics for each month of 1996 to arrive at the year end occupancies and rental rates.
         * These properties contain ACM's and or PCB's as described on page 6


The following property was acquired by the Company in 1997:

                                                                                  1995 Average        1996 Average
                                                                                  Monthly Rent(3)     Monthly Rent(3)
                      Date of                                                     ---------------     ---------------
                      Construction/    Number       1995         1996             Per                 Per
Market Area/          Major            of Apart-    Average      Average          Square   Per        Square   Per
Property Name         Renovation(1)    ments        Occupancy(2) Occupancy(2)     Foot     Apt        Foot     Apt
-------------         -------------    -----        ------------ ------------     ------   ---        ----     ---
FLORIDA
 Tampa
Palencia...........      1986           420             --          95.00%(a)      --      --         0.75(a)  571(a)

----------------------

(a)      Reflects occupancy/rent as of March 13, 1997, date of acquisition.

         MORTGAGE AND TAX-EXEMPT BOND FINANCING

         OVERVIEW

         As of December 31, 1996, the aggregate indebtedness of the Company was approximately $359.3 million, of which $279.4 million (77.8%) was long-term tax-exempt bond financing (secured, directly or indirectly, by mortgages on the Properties). The Properties are subject to mortgage indebtedness in the aggregate principal amount of $387.6 million, which includes $28.3 million of variable rate tax-exempt indebtedness secured by the two Properties in which the Company has an approximately 50% general partnership interest. The Property Partnerships owning these two Properties are not consolidated in the Company's financial statements. Of this debt of unconsolidated Property Partnerships, 100% of the Williamsburg Property and $10.0 million of the $11.8 million of Brook Run Property is nonrecourse to the Company, the Operating Partnership or the relevant Property Partnership. See "Indebtedness of Unconsolidated Partnerships". Below is a schedule summarizing the Company's indebtedness.

               INDEBTEDNESS OUTSTANDING AS OF DECEMBER 31, 1996

                                 ANNUAL                                    ESTIMATED    MATURITY OF
    PROPERTY PLEDGED           INTEREST     FIXED OR       PRINCIPAL      ANNUAL DEBT     CREDIT        MATURITY OF
      AS COLLATERAL              RATE*     VARIABLE**       BALANCE        SERVICE***   ENHANCEMENTS        DEBT
------------------------      ----------  ------------   -------------     ----------  --------------  ----------------
TAX EXEMPT BONDS
------------------------
Falls of Bells Ferry              4.95%   Fixed (D)         28,935,000      1,430,836   Feb. 1, 2009    Feb. 1, 2009
Aspen Hills                       5.78%   Variable           9,800,000        607,600   Dec. 1, 2021    Dec. 15, 2021
Braesview                         5.78%   Variable          20,500,000      1,271,000   Dec. 1, 2021    Dec. 15, 2021
Cape Cod                          5.78%   Variable           8,100,000        502,200   Dec. 1, 2021    Dec. 15, 2021
Eagle's Nest                      5.78%   Variable           5,200,000        322,400   Dec. 1, 2021    Dec. 15, 2026
Brookdale Lakes                   5.78%   Variable          14,800,000        917,600   Dec. 1, 2021    Dec. 15, 2021
Harbor Cove                       5.78%   Variable           5,900,000        365,800   Dec. 1, 2021    Dec. 15, 2021
LaJolla                           5.78%   Variable          10,000,000        620,000   Dec. 1, 2021    Dec. 15, 2021
Mesa Ridge                        5.78%   Variable           5,100,000        316,200   Dec. 1, 2021    Dec. 15, 2021
Windridge                         5.78%   Variable           6,270,000        388,740   Dec. 1, 2021    Dec. 15, 2021
The Stratford                     5.78%   Variable           5,945,000        368,590   Dec. 1, 2021    Dec. 15, 2021
Prime Crest                       5.78%   Variable           2,400,000        148,800   Dec. 1, 2021    Dec. 15, 2021
Royal Crest                       5.78%   Variable           3,400,000        210,800   Dec. 1, 2021    Dec. 15, 2021
Bent Oaks                         5.78%   Variable           4,400,000        272,800   Dec. 1, 2021    Dec. 15, 2023
The Mills                         5.78%   Variable          14,575,000        903,650   Dec. 1, 2021    Dec. 15, 2026
Shallow Creek                     5.78%   Variable           2,300,000        142,600   Dec. 1, 2021    Dec. 15, 2026
Franklin Oaks                     5.78%   Variable          17,700,000      1,097,400   Dec. 1, 2021    Dec. 15, 2021
Privado Park                      5.78%   Variable           9,200,000        570,400   Dec. 1, 2021    Dec. 15, 2034
Vista Ventana                     5.78%   Variable           6,400,000        396,800   Dec. 1, 2021    Dec. 15, 2034
Shadow Creek                      5.78%   Variable           5,600,000        347,200   Dec. 1, 2021    Dec. 15, 2034
Quail Ridge                       5.78%   Variable           6,400,000        396,800   Dec. 1, 2021    Dec. 15, 2034
Tierra Bonita                     5.78%   Variable           6,000,000        372,000   Dec. 1, 2021    Dec. 15, 2034
Madera Point                      5.81%   Fixed              7,180,000        416,440   Jun. 1, 2026    Jun. 1, 2026
Broadmoor                         6.19%   Fixed              6,000,000        372,000   Jun. 1, 2026    Jun. 1, 2026
Cypress Ridge                     6.19%   Fixed              4,250,000        263,500   Jun. 1, 2026    Jun. 1, 2026
Sun Lake                          6.49%   Fixed             15,478,000        990,592   Oct. 1, 2025    Oct. 1, 2025
Ocean Oaks (B)                    7.85%   Variable          10,920,000        857,220   Aug. 1, 1997    Aug. 1, 2015
Arbors (B)                        7.85%   Variable           7,280,000        571,480   Aug. 1, 1997    Aug. 1, 2015
Haverhill Commons (B)             8.50%   Fixed             10,950,000        930,750   Aug. 1, 1997    Dec. 1, 2007
Village Crossing (B)              8.50%   Fixed              9,800,000        833,000   Aug. 1, 1997    Dec. 1, 2007
Crossings of Bellevue             9.30%   Fixed              8,572,000        531,464   May 1, 1997     May 1, 1997
                              ----------                 -------------     ----------
                                  6.19%                    279,355,000     17,736,662
Subtotal

Conventional Financing
----------------------
Tatum Gardens                     7.88%   Fixed              3,483,000        274,460                   Apr. 11, 2026
Wesway Village                    7.88%   Fixed              4,927,000        388,248                   Apr. 11, 2026
Coral Cove                        7.88%   Fixed              4,031,000        317,643                   Apr. 11, 2026
Summit Creek                      7.88%   Fixed              3,583,000        282,340                   Apr. 11, 2026
Revolving Loan (C)                7.50%   Variable          63,950,000      4,796,250                   Jun. 26, 1999
                             ---------                    ------------   ------------
                                  7.58%                     79,974,000      6,058,941
Subtotal

INDEBTEDNESS OF UNCONSOLIDATED
LIMITED PARTNERSHIPS - TAX EXEMPT BONDS
--------------------------------------------------
Williamsburg                      5.78%   Variable          16,500,000      1,023,000   Dec. 1, 2021    Dec. 15, 2021
Brook Run                         5.85%   Fixed             11,800,000        690,300   Dec. 1, 2004    Dec. 15, 2007
                             ---------                    ------------   ------------
                                  5.81%                     28,300,000      1,713,300
Subtotal

GRAND TOTAL
-------------------------
Average Interest Cost             6.45%
Weighted Average Maturity
  of Indebtedness                  19.2   Years
Weighted Average Maturity
  Credit Enhancement               19.8   Years

* Includes interest at fixed rate or at swap rate under applicable hedge agreements, fees for credit enhancement, remarketing, servicing and trustee services.
** All variable rate tax exempt debt is covered by interest rate swaps as follows:
         All variable rate bonds except for Arbors and Ocean Oaks - 4.636% for 7 years with Credit Lyonnais, New York Branch. Arbors and
         Ocean Oaks - 4.850% for 7 years with Goldman Sachs.
*** Annual Debt Service includes interest and deposits to reserve funds for tax exempt bond financing and actual debt amortization for conventional financing. $243,994,000 of the $387,629,000 of total indebtedness is fully amortizing on amortization schedules ranging from 25 to 30 years.
(A) Crossings of Bellevue has received a commitment from FNMA to credit enhance the bonds under the FNMA Facility, as defined below. It is anticipated that the bonds will be refunded as variable rate bonds prior to May 1, 1997.

(B) These bonds (which aggregate $39.0 million of face amount) are owned by a trust in which the Company, through the Operating Partnership, is a member of an LLC that is a partner in the trust. The Company receives interest in excess of distributions paid to other partners in the trust. Those other partners receive tax exempt interest as follows:

         $27 million @ 6.5%
         $10 million @ 12 %
         ---           ----
         $37 million   7.99% average

         The trust purchased the bonds for $37.5 million. The LLC in which the Company is a member holds the remaining $1.95 million.

(C) The Revolving Loan from Bank One carries interest rates ranging from 170 to 195 basis points over 30 day LIBOR, depending upon the Company's Interest Coverage Ratio. The properties included in the Revolving Loan as of December 31, 1996 are Trails of Ashford, Sandalwood, Pine Shadows, Heather Ridge, LaJolla De Tucson, Hidden Lakes, Woodlands, Crossroads, Courtney Park and Country Club
         West. See "Recent Developments" for refinances of certain of the properties in the Revolving Loan.

(D) The Falls of Bells Ferry Bonds are one year fixed rate bonds whose interest is reset annually.

         TAX EXEMPT DEBT

         The interest rates on approximately $188.2 million of the Company's total variable rate tax-exempt bond financing as of December 31, 1996 are determined weekly by a remarketing agent to equal the minimum interest rate necessary for the bonds to be remarketed at par. While these bonds are remarketed at variable rates, the Company has hedged itself against interest rate fluctuations (See "Interest Rate Protection"). Each issue of variable rate bonds is secured by a letter of credit or similar instrument (referred to as "credit enhancement") issued by a bank or other financial institution (a
"credit enhancer"). The purpose of the credit enhancement is to secure the borrower's obligation to pay principal and interest on the bonds and to permit the bonds to receive an investment-grade rating, thereby lowering the interest costs from those of an unrated debt instrument. If a credit enhancer advances money under its credit enhancement commitment to pay principal and interest on the bonds, the related Property Partnership will be obligated to reimburse the credit enhancer, which obligation generally will be secured by a mortgage on the related property. If the Property Partnership fails to so reimburse a credit enhancer, the credit enhancer may foreclose on the Properties that secure that reimbursement obligation. Each credit enhancement agreement terminates on a specified date that is prior to the maturity date of the related bonds. When the existing credit enhancement expires and if the Property Partnership does not obtain replacement credit enhancement prior to that date, the variable rate bonds will be subject to a mandatory tender. Furthermore, if the credit rating of a credit enhancer is lowered, the interest cost of the bonds affected will increase or the bonds evidencing the debt could be unmarketable.

         A bondholder may tender the bonds during the variable rate interest period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket any of the bonds, the Partnership is obligated to purchase those bonds for which they may draw on the credit enhancement. The remarketing agent receives a fee of between 0.08% and 0.125% per annum on the outstanding bonds' balance, payable quarterly in arrears on $188.2 million of variable rate tax-exempt bonds which are reset weekly, and 0.325% on $28.9 million of fixed rate tax-exempt bonds which are reset annually. Such fees are included as financing fees in the consolidated and combined statements of operations.

         CREDIT ENHANCEMENT OF TAX-EXEMPT BONDS

         Of the Company's total $307.7 million in tax-exempt bonds outstanding (including unconsolidated joint ventures of the Company) as of December 31, 1996, $295.7 million are credit enhanced by one of five credit enhancement providers. $17.4 million are credit enhanced by Financial Security Assurance ("FSA") for a term of 30 years, $186.5 million are credit enhanced by FNMA for a term of 25 years, $28.9 million are enhanced by Guardian Federal Savings Bank through February, 2009, $11.8 million will be financed by Financial Guarantee Insurance Company ("FGIC") through November 2004, $27.0 million is credit enhanced by Bank One, Arizona through August 1997, and additional amounts of $15.5 million and $8.6 million are credit enhanced by FNMA through October, 2025 and May, 1997, respectively. These credit enhancement facilities are described in more detail below.

         On October 1, 1996, FSA provided credit enhancement, through Insurance and Indemnity Agreements, for the Cypress Ridge and Broadmoor bonds (the "Cypress Ridge and Broadmoor Bonds") in the amount of $4.3 million and $6.0 million, respectively (see "Tax-Exempt Bonds Issued In 1996"). On December 1, 1996, FSA also provided $7.2 million of credit enhancement for the benefit of the Madera Point bonds (the "Madera Point Bonds"), which allowed the Company to sell the bonds that it purchased when it acquired the Madera Point Property on February 9, 1996. The credit enhancement provides the bonds with 30 years of credit enhancement currently rated AAA. Under the terms of the credit enhancement agreements, the Company was required to prepay 10 years of credit enhancement fees (approximately $776,000), which is included in other assets and will be expensed over a ten year period. At the end of the tenth year, an annual insurance premium will be due in the amount of 0.6% payable monthly in advance on the face amount of the Cypress Ridge and Broadmoor Bonds and the Madera Point Bonds. The Insurance and Indemnity Agreements have expiration dates consistent with the redemption dates of the bonds themselves, which begin on June 1, 2006 with final maturity of the bonds on June 1 and December 1, 2026. The Company used $8.7 million of the proceeds from the Cypress Ridge and Broadmoor Bonds to repay the Revolving Loan and the remaining $1.6 million to fund issuance costs associated with the transaction and capital improvements on the two properties. Proceeds from the sale of the Madera Point Bonds were used to augment working capital.

         On December 18, 1996, the Company replaced its letters of credit previously held by Bank of America, Bank One, Arizona and CLNY on approximately $186.5 million of existing variable rate tax-exempt bonds associated with 22 of its properties (including Williamsburg) with a single facility (The, "FNMA Facility") issued by FNMA. FNMA has established three separate mortgage pools as collateral for providing credit enhancement on the bonds. The first collateral pool consist of $119.8 million of variable rate tax-exempt bonds relating to 13 Properties owned by Ambassador VIII, L.P. The second collateral pool consist of $50.2 million of variable rate tax-exempt bonds relating to eight Properties owned by Ambassador I, L.P. The third collateral pool consists of $16.5 million of variable rate tax-exempt bonds relating to the Williamsburg Property. FNMA is entitled to credit enhancement fees on the FNMA Facility at a weighted average rate of 1.04% per annum of the outstanding bond amount, less any cash collateral. FNMA also receives a reserve fee of 0.375% per annum on the amount of cash collateral posted with respect to the FNMA Facility. The credit enhancement and reserve fees are payable monthly in advance. As additional collateral, the Company also deposited $15.2 million into an interest bearing escrow account. The Company is also making monthly principal reserve payments of approximately $245,000 to FNMA which may be used to redeem bonds. The FNMA facility matures on December 1, 2021.

         TAX-EXEMPT BONDS ISSUED IN 1996

         On April 17, 1996 and November 13, 1996, the Harris County Housing Finance Corporation issued $4.3 million and $14.6 million in tax-exempt bonds for the benefit of Cypress Ridge and The Mills Properties, respectively. On May 1, 1996 and November 26, 1996, Travis County Housing Finance Corporation and Bexar County Housing Finance Corporation issued $6.0 million and $2.3 million in tax exempt bonds for the benefit of Broadmoor and Shallow Creek Properties, respectively. Collectively these four bond issues comprise the "1996 Bonds". The Cypress Ridge and Broadmoor bonds are credit enhanced by FSA and The Mills and Shallow Creek Bonds are credit enhanced by FNMA. See "Credit Enhancement; Tax-Exempt Debt".

         The Mills and Shallow Creek bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Mills and Shallow Creek bonds were issued to finance, in part, the purchase of The Mills and Shallow Creek Properties and to provide approximately $2.5 million for the renovation of such properties. In addition, the Cypress Ridge and Broadmoor Bonds bear interest at a fixed rate ranging from 5.7% to 6.35% depending upon the maturity of each series of bonds (as defined in the Insurance and Indemnity Agreement). The Cypress Ridge and Broadmoor Bonds were issued to finance, in part, the purchase of the Cypress Ridge and Broadmoor Properties and to provide approximately $2.0 million for the renovation of such properties.

         A portion of the proceeds of the 1996 Bonds were released to the Company to reimburse it for acquisition costs of the Properties and the remainder of the proceeds were released to the Company as actual expenses were incurred with respect to renovation of the properties. The renovation of these properties is expected to consist generally of roof repairs, siding, painting and carpeting of apartments, parking lot repair and appliance replacements. The Company anticipates that this work will be completed within two years from the respective dates of issue of the 1996 Bonds (as required by the Internal Revenue Code), and will be accomplished without displacement of existing residents. The Cypress Ridge and Broadmoor Bonds are subject to mandatory redemption dates with maturities that begin on June 1, 2006 with final maturity of the bonds on June 1, 2026. The Mills and Shallow Creek bonds mature December 15, 2026.

         PURCHASE OF TAX-EXEMPT BONDS

         On February 9, 1996, the Company acquired the Madera Point Property for $11.0 million. Madera Point is a 256 unit apartment complex located in Mesa, Arizona. As part of the purchase price, the Company acquired the $8.1 million fixed rate Madera Point Bonds which are collateralized by the Madera Point Property. On December 1, 1996 the Company sold a $7.2 million portion of the Madera Point Bonds. Under the terms of the bond loan agreement, the Company is making interest payments at a fixed rate of 5.3% to 5.9% depending upon the maturity date of each series of bonds. Credit enhancement of the Madera Point Bonds is provided by FSA. See "Credit Enhancement of Tax-Exempt Bonds. The Madera Point Bonds are subject to mandatory redemption dates beginning on June 1, 2006 with final maturity of the bonds on June 1, 2026.
The Company intends to sell the remaining $945,000 in Madera Point Bonds as fixed rate without credit enhancement.

         On May 23, 1996, the Company acquired the Stonybrook Property and assumed its $4.1 million fixed rate tax-exempt bonds (the "Stonybrook Bonds") for $8.9 million. Stonybrook is a 411 unit apartment complex located in Tucson, Arizona. The Company financed this acquisition of the property and the bonds by borrowing the remainder under its line of credit. Under the terms of the bond loan agreement, the Company currently makes interest payments and principal redemption. As a result of the remarketing which occurred on October 1, 1994, the interest rate was reset to 7.375% through the maturity date of the bonds, which is October 1, 1999. On October 1, 1996, 1997 and 1998 the Stonybrook Bonds are subject to mandatory sinking fund redemption of $45,000, $50,000 and $50,000, respectively. At December 31, 1996, the Company owned the Stonybrook Bonds. The Company expects to remarket the Stonybrook Bonds as fixed rate certificates without credit enhancement.

         ASSUMPTION OF TAX-EXEMPT BONDS

         On August 20, 1996, the Company acquired four properties: Haverhill Commons, Village Crossing, The Arbors and Ocean Oaks, (collectively, the "Florida Properties"), for $38.6 million. Haverhill Commons is a 189 unit apartment complex located in West Palm Beach, Florida; Village Crossing is a 222 unit apartment complex which is also located in West Palm Beach, Florida; The Arbors is a 224 unit property located in Deland, Florida and Ocean Oaks is a 296 unit apartment complex located in Port Orange, Florida. The acquisition of the Florida Properties was financed through the assumption of the Florida Bonds, as defined below. The remaining $1.1 million, including closing costs, were funded under the Revolving Loan. The Company, through GP Municipal Holdings, LLC, an Illinois limited liability company in which the Operating Partnership is a member ("G.P. Holdings") acquired the $39.0 million in face amount of the tax exempt bonds encumbering the four properties (the "Florida Bonds") for $37.5 million. The Company financed the acquisition of the Florida Properties and the Florida Bonds with proceeds from the Revolving Loan.

         The interest rate on $9.8 million and $10.9 million of the Florida Bonds, which encumber the Village Crossing and Haverhill Commons Properties, respectively, is reset annually by the remarketing agent on December 1 of each year. At December 31, 1996 the rate is 8.5% (pay rate of

6.0% and 2.5% deferred rate) and is paid monthly in arrears. Deferred interest, if any, is paid every August 1, and February 1. These bonds were issued by Housing Finance Authority of Palm Beach County and have a maturity date of December 1, 2007. Interest on $7.3 million and $10.9 million of Florida Bonds, which encumber the Arbors and Ocean Oaks Properties, respectively, is currently calculated using a variable rate determined by the remarketing agent of the bonds. The interest rate is currently reset on a weekly basis. These bonds were issued by Housing Finance Authority of Volusia County and have a maturity date of August 1, 2015.

         Concurrent with the acquisition of the Florida Properties, the Company, through G.P. Holdings, contributed its interest in the Florida Bonds to TEB Municipal Trust I, a New York Trust ("TEB") in which G.P. Holdings is the managing depositor. TEB sold $27.0 million in Class A Receipt of beneficial interests in TEB. The Class A Receipt is credit enhanced by Bank One, Akron and is priced as AA rated, seven day variable rate tax-exempt bonds. The interest rate on the Class A Receipt is swapped for seven years at 4.85% with Goldman Sachs. On October 25, 1996, TEB sold the $10.0 million Class B Receipt to a group of individual investors. The Class B Receipt earns interest at a fixed rate of 12% per annum, paid monthly. G.P. Holdings holds the remaining $2.0 million Class G Receipt which earns interest equal to the excess of interest earned by TEB ownership of the Florida Bonds over distributions paid to the Class A and Class B Receipt holders. Under the terms of the LLC agreement, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings.

         On October 1, 1996, the Company acquired the Crossings of Bellevue for $15.8 million. Crossings of Bellevue is a 300 unit apartment complex located in Bellevue, Tennessee. The Company financed this acquisition by assuming $8.6 million of variable rate tax-exempt bonds (the "Bellevue Bonds") and borrowed the remainder under its Bank One Loan. Under the terms of the Bellevue Bonds note agreement, the Company currently makes monthly principal and interest payments based on a 30 year amortization. The Bellevue Bonds bear interest at 9.3% and were issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County. The Bellevue Bonds are guaranteed by FNMA and mature on May 1, 1997. The Company has received a commitment from FNMA to include the Bellevue Bonds under the FNMA Facility thereby making them variable rate with interest reset on a weekly basis.

         On November 21, 1996, the Company acquired Sun Lake apartments for $24.3 million. Sun Lake is a 600 unit apartment complex located in Lake Mary, Florida. The Company financed this acquisition by assuming $15.5 million of variable rate, tax-exempt bonds (the "Sun Lake Bonds") and borrowed the remainder under its Bank One Loan. Under the terms of the Sun Lake Bonds note agreement, the Company currently makes monthly principal and interest payment based on a 30 year amortization. The Sun Lake Bonds bear interest at 6.49% and were issued by the Orange County Housing Finance Authority. The Sun Lake Bonds are also guaranteed by FNMA and mature on November 1, 2005.

         INTEREST RATE PROTECTION

         As of December 31, 1996, the Company has hedged against fluctuations in interest rates on all of the $213.5 million of the Company's variable rate tax exempt debt and variable rate tax exempt certificates through October 3, 2003. On December 9, 1996, the Company entered into a swap transaction with CLNY in which the Company pays a fixed rate of 4.636% on a notional amount of $186.5 million and receives a floating rate based upon the PSA Municipal Swap Index. This swap agreement matures on December 9, 2003 and replaced two LIBOR based swaps the Company had previously entered into with Nomura Capital Services, Inc. ("NCSI") ($94 million entered into on May 26, 1995 and $17.0 million on March 14, 1996).

         On October 3, 1996, the Company entered into a swap transaction with Goldman Sachs to hedge against fluctuations in the variable interest rate on the Class A Receipts in TEB. Under the swap transaction, the Company pays a fixed rate of 6.83% on a notional amount of $26.5 million and receives a floating rate equal to 90 day LIBOR. This swap results in an effective interest rate on the $27.0 million in certificates of 4.85%. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which, the fixed rate the Company pays, was based) and the J.J. Kenny Index (an index of AA rated variable rate tax exempt bonds). Since 1981, the Kenny Index has averaged approximately 72.5% of 30 day LIBOR.

         In order to hedge against variations in the relationship between LIBOR and the Kenny Index the Company entered into a three year swap on March 14, 1996 with NCSI in which the Company pays a floating rate equal to 71% of 30 day LIBOR and receives a floating rate equal to the J.J. Kenny Index on a notional amount of $130 million (the "Basis Risk Swap"). On November 26, 1996 this swap was assigned from NCSI to Salomon Brothers Holding Company. The excess in notional amount of swaps ($6.0 million LIBOR and $103.0 million in Basis Risk
Swap) is currently unallocated and will be used to hedge against variable interest rate risk on future bond indebtedness.


        The Company has adopted a policy regarding the hedging of total variable rate debt. This policy provides that at no time will the Company have more than 30% of its variable rate debt that is not hedged by an interest rate cap, swap or other interest rate protection agreement. In addition, the Company will maintain a 1.3 times debt service coverage ratio based upon (a) hedged debt at the applicable interest rate cap and swap strike prices and (b) unhedged debt at a rate of 10% per annum. As of December 31, 1996 and March 24, 1997, the Company has successfully hedged all of its variable rate tax-exempt debt through the interest rate swap transaction. This policy may be changed from time to time by the Board of Directors in its discretion. As of December 31, 1996 and March 24, 1997, the Company had $64.0 million and $38.8 million, respectively, in variable rate debt that was not hedged by any interest rate protection and was in compliance with the foregoing policies. With respect to all variable rate tax-exempt debt outstanding as of March 24, 1997, all of which is hedged, an increase in short-term tax-exempt rates of 1% would not affect funds from operating activities (assuming exchange of all Common Units and after taking into consideration the effect of the interest swap transactions).

         RECOURSE OBLIGATIONS

         All of the Company's $279.4 million of tax-exempt mortgage debt as of December 31, 1996, is considered nonrecourse, although certain mortgages are cross-defaulted or cross-collateralized with other mortgages or Properties. In addition, the Operating Partnership has a recourse obligation with respect to its borrowings under the Revolving Loan pursuant to the Company's agreement to guarantee repayment of such borrowings.

         THE REVOLVING LOAN

         Concurrently with the Offering, the Company entered into an agreement for a revolving credit facility (the "Nomura Revolving Loan") with Nomura Asset Capital Corporation ("Nomura") for approximately $43.5 million (subsequently increased to $100.0 million) with a recourse guarantee from the Operating Partnership (or the Company, if the Operating Partnership ceases to exist). Borrowings under this facility bore interest at a floating rate equal to 1.75% per annum above the 30-day LIBOR.

         On June 26, 1996 the Company refinanced the Nomura Revolving Loan with Bank One, Arizona, NA (the "Bank One Loan"). The Bank One Loan bears interest between LIBOR plus 1.70% and LIBOR plus 1.90% (as defined in the Bank One Loan Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of December 31, 1996, the amount available under the Bank One Loan is approximately $64.0 million; the amount available will be increased as additional properties are added to the collateral pool. As of December 31, 1996, ten properties are pledged as collateral under the Bank One Loan and $64.0 million is outstanding. The Bank One Loan matures on June 26, 1999; however, the Company may request one year extensions pursuant to the terms of the agreement. The Nomura Revolving Loan and the Bank One Loan are collectively referred to as (the "Revolving Loan")

         INDEBTEDNESS OF UNCONSOLIDATED PARTNERSHIPS

         As of December 31, 1996, the unconsolidated Property Partnerships had total debt outstanding of $28.3 million, all of which is long-term tax-exempt financing (secured, directly or indirectly, by mortgages on the related Properties). The Property Partnership that owns the Williamsburg Property has outstanding $16.5 million of which 100% is non recourse. The Property Partnership that owns the Brook Run Property has outstanding $11.8 million of bonds that bear interest of 5.375% per annum, with an all-in cost of approximately 5.88%. This debt is marketed based on credit enhancement that is supported by a recourse standby purchase agreement from the unaffiliated third party partner that owns, through a subsidiary, 50% of the partnership interests in the Property Partnership. The credit enhancement expired on November 30, 1995 and the Property Partnership acquired $11.8 million of the tax-exempt bonds. A general partner of the Property Partnership provided the financing to enable it to acquire such bonds. The Company's Management is currently in negotiations with FGIC to provide credit enhancement and has received a commitment from FGIC to do so. The Company expects to have the new credit enhancement in place in April 1997. The interest rate on the temporary financing provided by the Property Partnership's general partner is prime plus 1%. The standby purchase agreement expires on November 30, 2003. The standby purchase provider will have recourse to the Operating Partnership (or the Company, if the Operating Partnership ceases to exist) for any loss to it with respect to the $11.8 million of bonds, but this recourse will be limited to an amount equal to one-half of 30% of the principal amount of the bonds relating to the Brook Run property, as such amount may be reduced by redemption or other early repayment other than in connection with the application of proceeds of any collateral securing such bonds or credit enhancement, plus one-half of 30% of all accrued and unpaid interest due and owing with respect to such bonds plus all costs and expenses of enforcing such recourse obligation.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995

         Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements in this Form 10-K include, but are not limited to, statements under the following headings: (i) under the caption "Business -- Business Philosophy and Background" as to future revenue collections, operating expenses, demographic trends, and investment opportunities, (ii) under the caption "Business -- Environmental Matters -- Tierra Bonita" as to future clean up expenses and the effect of contamination on the operation of Tierra Bonita,
(iii) under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters" as to future dividends and distributions, (iv) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources and Uses of Cash -- Short-term Liquidity Needs" as to future access to capital resources, short-term liquidity requirements, extraordinary capital expenditures, and sufficiency of working capital, (v) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources and Uses of Cash -- Long-term Liquidity Needs" as to meeting long-term liquidity requirements through borrowings, and (vi) under the caption "Properties -- Mortgage and Tax-Exempt Bond Financing --- Purchase of Tax-exempt Bonds" as to remarketing of Stonybrook Bonds.

         The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected and in the future could affect the Company's actual results and could cause the Company's actual results during fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

         FINANCING RISKS

         A substantial portion of the Company's currently outstanding indebtedness bears interest at rates that adjust based on prevailing market interest rates. Although the Company has interest rate protection agreements which hedge its exposure to increases in interest expense for a portion of its variable rate debt, increases in the interest rates on the variable rate debt would adversely affect the Company's cash flow and could reduce the amount of funds available for distribution to stockholders. The Company's variable rate long-term tax-exempt bonds are marketed based on credit enhancement provided by unaffiliated third parties. Certain of these variable rate tax-exempt bonds also have the benefit of standby credit enhancement commitments. If the Company is unable to replace any credit enhancement when it expires, or to remarket the applicable bonds without credit enhancement, the indebtedness under such bonds could be accelerated, in which event lenders would be entitled to foreclose under the mortgages securing such indebtedness. The interest cost of the credit-enhanced debt will increase or the debt could be unmarketable (with the resulting risk of acceleration and foreclosure) if the existing credit enhancement is not replaced upon its expiration or if the credit rating of a credit enhancement provider is lowered. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, the Company's interest expense would increase, which would adversely affect the Company's cash available for distributions and its ability to pay expected distributions to stockholders. If the Company were unable to refinance its indebtedness on acceptable terms, or at all, the Company might be forced to dispose of one or more of the Properties upon disadvantageous terms, and if the Company is unable to meet its obligations under any financing agreement, a loss could be sustained as a result of foreclosure on the relevant Property or pool of Properties securing such obligation.

         RISKS OF EQUITY REAL ESTATE INVESTMENTS

         An apartment property's income and value may be adversely affected by the national and regional economic climates, local real estate conditions such as the oversupply of apartments or a reduction in demand for apartments, availability of "for purchase" housing, the attractiveness of the properties to tenants, competition from other apartment properties, the ability of the owner to provide adequate maintenance and to obtain adequate insurance, and increased operating costs (including real estate taxes). A substantial percentage of the total number of the Company's apartments are located in Texas, Arizona and Florida. The Company's income will also be adversely affected if a significant number of tenants are unable to pay rent or if the apartments cannot be rented on favorable terms. In addition, the income and value of an apartment property are affected by such factors, among others, as changes in zoning, building, environmental, rent control and other laws and regulations, changes in real property taxes and interest rates, the availability of financing and acts of God (such as earthquakes and floods) and other factors beyond the control of the Company. The Company is exposed to the various types of litigation that may be brought against a property owner or manager in the ordinary course.

         RISKS OF RENOVATION, DEVELOPMENT AND ACQUISITIONS

         The Company has in the past and may in the future renovate properties it acquires. In addition, the Company may develop new apartment properties if it determines that such development is warranted. In connection with any renovation or development project, the Company will bear certain risks, including the risks of construction delays or cost overruns that may increase project costs and could make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable the Company to pay operating expenses or earn its targeted rate of return on its investment, and the risk of incurrence of pre-development costs in connection with projects that are not pursued to completion. In case of an unsuccessful renovation or development project, the Company's loss could exceed its investment in such project. The Company intends to actively continue to acquire multifamily properties. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

         REGULATION

         The Company is subject to a number of Federal, state and local regulations, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, and additional legislation may impose further burdens or restrictions on owners of apartment communities. The costs of compliance with such laws may be substantial, and limits or restrictions on completion of certain renovations may limit application of the Company's investment strategy in certain instances or reduce overall returns on its investments.

         COMPETITION

         There are numerous real estate companies which compete with the Company in seeking apartment properties for acquisition and development, and for tenants to occupy such properties. The Company may be competing with companies that have greater resources than the Company and whose officers and directors or trustees have more experience than the Company's officers and directors. In addition, the availability of single-family housing and other forms of multifamily residential properties, such as manufactured housing communities, provide alternatives to potential tenants of apartment properties. These competitive factors could adversely affect the income generated by the Properties.

         ADVERSE TAX CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT

         If the Company fails to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to stockholders in computing taxable income, and such distributions would be subject to federal income tax at regular corporate rates. As a result, such a failure could adversely affect the Company's business, results of operations and financial condition, its ability to make distributions to its stockholders, and the market value and marketability of the Common Stock.

         CONSEQUENCES OF FAILURE TO QUALIFY AS PARTNERSHIP

         The Company believes that the Operating Partnership and each of the other partnerships in which the Company has a direct or indirect interest ("Subsidiary Partnerships") are properly treated as partnerships for federal income tax purposes. If the Operating Partnership or any Subsidiary Partnership were to fail to qualify as a partnership for federal income tax purposes, the Operating Partnership or the affected Subsidiary Partnership would be taxable as a corporation, and the Company could cease to qualify as a REIT for federal income tax purposes. In addition, the Subsidiary Partnerships that own property in Texas presently fall outside of the jurisdiction of the Texas franchise tax, which currently only applies to corporations and limited liability companies. If such a Subsidiary Partnership is determined to be taxable as a corporation or the Texas franchise tax law is amended to apply to partnerships, such Subsidiary Partnership would be subject to Texas franchise tax.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock commenced trading on August 31, 1994 and was traded on the Nasdaq National Market under the symbol "PRES". On December 27, 1995, the Company listed its shares on the New York Stock Exchange ("NYSE") under the symbol "AAH" and discontinued listing on the Nasdaq National Market. The following table sets forth for the periods indicated, the dividends and the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market and the NYSE.

                            1996                   High                  Low               Dividends Paid
            ----------------------------     ---------------        -------------          --------------
            Fourth Quarter                   $       24             $      17 7/8                0.40
            Third Quarter                            18 3/4                15 7/8                0.40
            Second Quarter                           18 3/4                16                    0.40
            First Quarter                            20 1/8                16 7/8                0.40
                            1995
            ----------------------------
            Fourth Quarter                           18 3/4                15 3/8                0.40
            Third Quarter                            15 3/4                14 7/8                0.40
            Second Quarter                           15 5/8                14 1/4                0.40
            First Quarter                            16                    14 3/4                0.40

         The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition and capital requirements. The Company expects to be able to maintain its current level of dividends and to distribute at least 95% of its REIT taxable income through 1997. In order to qualify to be taxed as a REIT, the Company must make annual distributions to stockholders of at least 95% of its REIT taxable income.

         At March 24, 1997, there were approximately 2,500 holders of record of the Common Stock.

         On August 15, 1996, the Company issued 1,351,351 shares of Class A Preferred Stock, for $18.50 per share or an aggregate amount of $25 million to the Five Arrows Realty Securities L.L.C. ("Five Arrows") which was exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") by virtue of Section 4(2) thereunder as a transaction not involving a public offering. The Company contributed the net proceeds of approximately $24.1 million, after deducting a placement fee to Rothchild Realty, Inc. and closing costs to the Operating Partnership in exchange for 1,351,351 Class A Preferred Units of the Operating Partnership. The dividend on the Class A Preferred Stock issued and outstanding is paid quarterly at an annual rate of
(i) $1.68 per share of Class A Preferred Stock, on or prior to August 14, 1997,
(ii) for the period August 15, 1997 through August 14, 1998, $1.73 per share of Class A Preferred Stock, (iii) for the period August 14, 1998 through August
15, 1999, $1.78 per share of Class A Preferred Stock, (iv) for the period
August 14, 1999 through August 15, 2001, $1.84 per share of Class A Preferred Stock, (v) for the period August 15, 2001 through August 14, 2002, $1.98 per share of Class A Preferred Stock and (V) on or after August 15, 2002 the greater of (x) $1.68 per Class A Preferred Stock per annum, or (y) the product of 1.05 times the dividend per share paid on the Common Stock.

         The Class A Preferred Stock is convertible into Common Stock at the sole and absolute discretion of the holder. If converted on or prior to August 14, 1997, the number of shares of Class A Preferred Stock convertible into shares of Common Stock is determined by dividing the number of shares of Class A Preferred Stock by 1.08. If the conversion occurs after August 15, 1997, the number of shares of Class A Preferred Stock convertible into shares of Common Stock is determined by dividing the number of Class A Preferred Stock by 1.0.

         The Company has the right to redeem the Class A Preferred Stock on or after August 15, 2001. Prior to August 14, 2002, the Company has the right to redeem this Class A Preferred Stock at a premium of 1.06% of the per share purchase price of $18.50. The premium paid for the Class A Preferred Stock decreases over an eight year period to zero by August 15, 2010. In the event of a change of ownership of the Company, the Company may be required by the holder of Class A Preferred Stock to purchase all of the shares of Class A Preferred Stock at a price equal to the lessor of (i) $19.98 or (ii) the price at which the Company has the right to redeem shares of Class A Preferred Stock from the holders as described above.

         Except as limited by law, the holders of the Class A Preferred Stock are entitled to vote or consent on all matters submitted to the holders of Common Stock with the Common Stock as a single class. Each share of Class A Preferred Stock will entitle the holder to one vote for each share of Common Stock into which such Class A Preferred Stock is convertible as of the record date for such vote or consent . For so long as Five Arrows and its affiliates are the holders of at least 675,675 shares of the Class A Preferred Stock or shares of Class A Preferred Stock convertible into at least 5% of the Common Stock on a fully diluted basis (the "Minimum Threshold"), the holders of Class A Preferred Stock are entitled to elect one director to the board and an additional director if the regular quarterly dividend on the Common stock is less than $.40 per share or the Company fails to achieve certain specified operating targets for three consecutive quarters. If Five Arrows and its affiliates are not the holders of at least the Minimum Threshold, the holders of the Class A Preferred are entitled to elect a number of directors to the Board equal to two minus the number of directors elected and serving pursuant to the preceding sentence if the Company fails to pay in full the quarterly dividend in respect of the Class A Preferred Stock for three consecutive quarters.

         On March 6, 1997, the Company issued 17,280 and 84,375 shares of
Common Stock to Richard F. Cavenaugh, a former executive officer of the Company, and LG Trust, a trust in which Mr. Cavenaugh is the trustee and a beneficiary, respectively, in exchange for an equal number of Common Units pursuant to the terms of the Exchange Rights Agreement, dated as of August 31, 1994, among the Company, Mr. Cavenaugh and LG Trust, among others. Such transactions were exempt from registration under the Securities Act by virtue of section 4(2) thereunder as transactions not involving a public offering. On March 13, 1997 LG Trust sold its shares of Common Stock and used a portion of the proceeds to repay the $1.35 million note plus accrued interest that the Operating Partnership had made to LG Trust to acquire the Common Units. Also, on March 13, 1997, Mr. Cavenaugh sold 7,280 shares of Common Stock. In addition, on February 5, 1997, Mr. Cavenaugh exercised options to purchase 115,000 shares of Common Stock in the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information on a historical basis for the Company and Prime Properties (the predecessor of the Company, the "Predecessor"). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 have been derived from the historical Financial Statements of the Company and the Predecessor.

         "Funds from Operations" (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview") does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity or ability to make distributions. In addition, the Company believes that the book value of the Properties, which reflects historical costs of such real estate assets less accumulated depreciation, is not necessarily indicative of the current market value of the Properties.

                            SELECTED FINANCIAL DATA
                 AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND
               PRIME PROPERTIES (THE PREDECESSOR TO THE COMPANY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      The Company                                  Predecessor
                                        -------------------------------------------    ------------------------------------
                                                                         August 31      January 1
                                         Year Ended      Year Ended       through        through       Year Ended December
                                        December 31,    December 31,    December 31,    August 30,     --------------------
                                            1996            1995            1994           1994          1993        1992
                                        ------------    ------------    ------------    ----------     --------    --------
OPERATING DATA:
Total revenue                            $  70,194        $  53,381       $  14,680      $ 20,434      $ 20,024    $ 14,750
Property operating                          27,465           21,574           5,745         9,069         9,016       7,431
General and administrative                   5,225            5,078           1,459           298           164          --
Property Management fees                        --               --              --         1,109         1,184         956
Depreciation                                13,430            8,894           2,101         3,190         3,271       2,285
Amortization of deferred financing fees      1,829            2,792             622           333           262         133
(Income) losses from unconsolidated
real estate limited partnerships              (233)             320             162            --            --          --
                                         ---------        ---------       ---------      --------      --------    --------
Income from operations                      22,478           14,723           4,591         6,435         6,127       3,945
Interest expense                            17,417            9,487           1,738         5,776         5,748       5,134
                                         ---------        ---------       ---------      --------      --------    --------
Income (loss) before minority interest,
gain on sale of rental property, loss
on sale of interest rate cap and
extraordinary item                           5,061            5,236           2,853           659           379      (1,189)
Income allocated to minority interest(1)    (1,883)            (615)           (332)           --            --          --
                                         ---------        ---------       ---------      --------      --------    --------
Income (loss) before gain on sale of
rental property, loss on sale of
interest rate cap and
extraordinary item                           3,178            4,621           2,521           659           379      (1,189)
Gain on sale of rental property net
of minority interest                            --              966              --            --            --          --
                                         ---------        ---------       ---------      --------      --------    --------
Income (loss) before loss on sale of
interest rate cap and
extraordinary item                           3,178            5,587           2,521           659           379      (1,189)
Loss on sale of interest rate cap,
net of minority interest                    (2,084)              --              --            --            --          --
                                         ---------        ---------       ---------      --------      --------    --------
Income (loss) before
extraordinary item                           1,094            5,587           2,521           659           379      (1,189)
Extraordinary item, net of
minority interest                           (4,653)           4,360            (772)           --            --          --
                                         ---------        ---------       ---------      --------      --------    --------
Net (loss) income                           (3,599)           9,947           1,749           659           379      (1,189)
Income allocated to preferred
shareholders                                   851               --              --            --            --          --
                                         ---------        ---------       ---------      --------      --------    --------
Net (loss) income applicable to
common shareholders                      $  (4,410)       $   9,947       $   1,749      $    659      $    379    $ (1,189)
                                         =========        =========       =========      ========      ========    ========
(Loss) Income per weighted average
 share of Common Stock outstanding:
Before extraordinary item                $    0.03        $    0.62       $    0.28            --            --          --
                                         =========        =========       =========
Extraordinary item                       $   (0.52)       $    0.49       $   (0.09)           --            --          --
                                         =========        =========       =========
Net income                               $   (0.49)       $    1.11       $    0.19            --            --          --
                                         =========        =========       =========
Weighted average Common Stock
outstanding                              8,958,525        8,958,525       8,847,547            --            --          --
                                         =========        =========       =========
SUPPLEMENTAL INFORMATION:
Net cash provided by operating
activities                               $  19,087        $  21,592       $   5,245      $  4,935      $  4,807    $    509
Cash used in investing activities          (79,975)         (60,142)        (80,488)       (1,731)      (64,155)     (9,851)
Net cash provided by (used in)
financing activities                        59,620           41,396          77,667        (2,405)       60,669       9,242
Funds from Operations(2)                    18,312           15,627           5,093         3,849         3,650       1,096
Funds from Operations per share(2)       $    1.85        $    1.57       $   0.51       $   0.39      $   0.37    $   0.11
Distributions per share                  $    1.60        $    1.20       $   0.538          --            --          --
Number of apartment units at
end of period                               14,564           10,636           8,185(3)      5,090         5,090       2,812
Number of Properties at end of period           49(3)            36(3)           39(3)         21            21          11
BALANCE SHEET DATA:
Rental property before accumulated
depreciation                               495,292          343,869       $ 235,916      $168,164      $166,433    $102,278
Net rental property                        461,952          323,959         224,436       157,689       159,148      98,264
Total assets                               514,784          359,989         244,511       187,316       166,407     104,951
Total debt                                 359,329          229,981         112,800(4)    182,300       163,900     106,399
Net equity (deficit)                        90,448          109,173         109,962        (1,781)       (2,422)     (5,151)

_________________________________________

(1) Reflects allocation of income to minority interests (Limited Partners of the Operating Partnership, Investor I, and Investor II).
(2) Funds from Operations represents net income (loss) computed in accordance with GAAP income (before minority interest and extraordinary item), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Depreciation of real estate assets consists of 13,265 and $8,819 for the years ended December 31, 1996 and 1995, respectively, and $2,101 for the period from August 31, 1994 through December 31, 1994 and $3,190 for the period January 1, 1994 through August 30, 1994, and $3,271 and $2,285 for the years ended December 31, 1993 and 1992, respectively. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity or ability to make distributions (See page 27). Funds from Operations per share is based upon 9,922,508 shares of Common Stock and Common Units outstanding at December 31, 1996.
(3) Includes unconsolidated Property Partnerships.
(4) Does not include indebtedness in the aggregate amount of $28,300,000 of bonds payable by the unconsolidated Property Partnerships.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The following discussion should be read in conjunction with "Selected Financial and Operating Information" and the Consolidated and Combined Financial Statements and notes thereto appearing elsewhere in this Form 10-K. As of December 31, 1996, the Company owned 49 multifamily residential properties, including interests held in two unconsolidated joint ventures.

         The Company believes that to facilitate a clear understanding of its operating results, funds from operations ("FFO") should be examined in conjunction with net income as presented in the Consolidated and Combined Financial Statements. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or (losses) from debt restructuring or sales of property plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flows as a measure of liquidity or the ability to make distributions.

         In 1995, the Board of Governors of NAREIT approved a revision to the method for computing FFO. The pre 1995 computation method for FFO permits a company to "add back" to net income all depreciation and amortization in the calculation of FFO. The current method for computing FFO only permits a company to "add back" (i) depreciation of real estate assets and (ii) amortization of capitalized leasing expenses and tenant allowances or improvements. Items such as amortization of deferred financing fees and depreciation of computer software and a company's office improvements are specifically excluded from the computation and may not be "added back" to FFO. The current method for computing FFO has been adopted by the Company, and reports of the Company for operating periods commencing January 1, 1996 disclose FFO in compliance with the revised computation method.

         The following table sets forth the calculations of FFO for the Company for the year ended December 31, 1996 under NAREIT's current computation method.

                                                                                      (IN 000'S)
                                                                                   --------------
            Net income before minority interest, loss on sale of interest rate
            cap and extraordinary item  . . . . . . . . . . . . . . . . . . .      $        5,061

            Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .              13,265

            Amortization of deferred financing fees . . . . . . . . . . . . .                  --

            Adjustment to joint ventures  . . . . . . . . . . . . . . . . . .               1,139

            Non-recurring FFO adjustments (1) . . . . . . . . . . . . . . . .               1,297
                                                                                   --------------
            FFO before distributions to Investors I and II and Class A
            Preferred Stockholders  . . . . . . . . . . . . . . . . . . . . .              20,762

            Distributions declared to Investors I and II  . . . . . . . . . .              (1,599)

            Distributions to Class A Preferred Stockholders . . . . . . . . .                (851)
                                                                                   --------------

            Funds from operations . . . . . . . . . . . . . . . . . . . . . .      $       18,312
                                                                                   ==============

-----------------

(1) The non-recurring adjustment relates to costs incurred with respect to (i) resignation of executive officer ($182,886), (ii) changing the name of the Company ($229,666), (iii) increased interest costs as a result of replacing remarketing agents ($259,678), (iv) cash collateralized letters of credit for Cypress Ridge and Broadmoor until permanent credit enhancement was obtained ($90,544), (v) moving share listing to the New York Stock Exchange ($84,696), (vi) fire/flood damage in excess of experience ($148,387), (vii) final costs pertaining to 1995 purchase of the Company's fixed rate bonds ($71,641), and (viii) closing costs for the preferred stock issuance, formation of Jupiter-I, L.P. and Jupiter-II, L.P., and the FNMA credit enhancement facility ($229,548).

    RESULTS OF OPERATIONS

    COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         From January 1, 1996 through December 31, 1996 the Company acquired thirteen additional Properties comprising 3,928 additional units (the "1996 Acquired Properties"). In connection with the acquisition of Madera Point, Stonybrook and the Florida Properties, the Company acquired $8.1 million, $4.1 and $39.0 million in face amount, respectively, of tax-exempt bonds. The acquisition of the Crossings of Bellevue and Sun Lake resulted in the assumption of $8.6 million and $15.5 million, respectively, of variable rate tax-exempt bonds.

         Four separate issuances of new tax-exempt bonds totaling $27.2 million occurred during 1996 to partially fund acquisition costs and to provide funds for renovation of the Properties that encumber the respective bond issues. $4.3 million in bonds were issued in April with respect to Cypress Ridge, $6.0 million were issued in May with respect to Broadmoor, and $14.6 million and $2.3 million were issued in November with respect to The Mills and Shallow Creek, respectively. Additionally, in December the Company sold $7.2 million of variable rate tax-exempt bonds which it owned and which are secured by Madera Point.

         The Company is the sole general partner of the Operating Partnership and owns 90.28% of the Common Units and 100% of the Class A Preferred Units as of December 31, 1996. Dividends declared or paid to holders of Common Stock and Class A Preferred Stock are based upon such distributions received by the Company with respect to its Common Units and Class A Preferred Units.

        The acquisition of the 1996 Acquired Properties and the corresponding assumption of variable rate tax-exempt bonds and the issuance of additional variable rate tax-exempt bonds resulted in significant changes in operating results for the twelve month period ended December 31, 1996 compared to the same period in 1995.

         For the twelve month period ended December 31, 1996, income before minority interest, gain on sale of rental property, loss on sale of interest rate cap and extraordinary item decreased by approximately $175,000, or 3.3%, to $5.1 million for the twelve month period ended December 31, 1996 when compared to the same period in 1995. While total revenues increased significantly, this increase was more than offset by increases in depreciation, interest expense and financing fees. These items are discussed in greater detail below.

         Total revenues increased $16.8 million, or 31.5%, to $70.2 million for the twelve month period ended December 31, 1996 when compared with the same period in 1995. Of this increase, $8.0 million was associated with the 1996 Acquired Properties. Of the remaining $8.8 million increase in total revenue, $1.8 million related to increases in total revenue at Properties owned by the Company during all of 1995 and 1996 ("same store sales") and $7.0 million related to owning Properties acquired in 1995 for a full 12 months in 1996.

         Total expenses exclusive of depreciation, amortization of deferred financing fees and interest expense increased $8.2 million, or 29.7%, to $35.7 million for the twelve month period ended December 31, 1996 when compared with the same period in 1995. Property operating expenses increased $3.4 million primarily due to the acquisition of the 1996 Acquired Properties.
Approximately $600,000 of the $1.1 million increase in real estate taxes related to the 1996 Acquired Properties, and the remaining $500,000 increase in real estate taxes related to properties acquired prior to 1996. General and administrative expenses increased $1.6 million, also reflective of the 1996 Acquired Properties. Financing fees increased $1.8 million for the twelve month period ended December 31, 1996, when compared to the same period in 1995 reflecting the full year impact of fees associated with the credit enhancement agreements related to the Previously Issued Bonds which were entered into during September 1995. These credit enhancement agreements were canceled and replaced in December 1996 as a result of the Company entering into the FNMA Facility.

         Depreciation increased $4.5 million, or 50.6%, to $13.4 million for the twelve month period ended December 31, 1996 when compared with the same period in 1995. This increase is primarily related to an increase in depreciable assets associated with the acquisition of the 1996 Acquired Properties and a full years depreciation of the Properties acquired in 1995.

        Interest expense increased $5.2 million, or 58.4%, to $14.1 million for the twelve month period ended December 31, 1996 when compared to the same period in 1995. This increase includes approximately $2.2 million in interest expense associated with the 1996 Acquired Properties and approximately $239,000 in interest expense in connection with the 1996 Bonds. Approximately $1.3 million of the increase reflects a full year of interest paid with respect to the financing of the acquisition of the properties acquired in 1995. Furthermore, the Company paid an additional $550,000 of interest on the revolving loan agreements in 1996 compared to 1995, due to higher average balances on the Revolving Loan in 1996 compared to 1995.

         Amortization of deferred financing fees declined by $1.0 million, or 35.7%, to $1.8 million primarily as a result of a write-off of deferred financing fees related to the credit enhancement agreements which were replaced by the FNMA Facility and deferred financing fees associated with the Nomura Revolving Loan were fully amortized as of June 1, 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

         Concurrently with the Offering, the Company acquired interests in certain properties (the "Prime Properties") owned or controlled by the Predecessor and purchased five properties in Houston, Texas (the "Houston Properties") containing 2,168 units from an unaffiliated third party seller. From the Offering through December 31, 1995, the Company acquired ten additional properties (the "Additional Properties"). Additionally, on December 15, 1995, the Company sold the Laurelwood property for approximately $7.7 million. Seven separate issuances of variable rate tax-exempt bonds totaling $43.9 million (the "Previously Issued Bonds") were issued in June, July and September 1994, and March and August 1995 to reimburse acquisition costs and renovate seven properties. Of the Previously Issued Bonds, $4.4 million and $6.4 million were issued with respect to Bent Oaks and Vista Ventana, respectively, in June 1994; $9.2 million was issued with respect to Privado Park in July 1994; $6.4 million was issued with respect to Quail Ridge in September 1994; $6.0 million and $5.6 million, respectively, were issued with respect to Tierra Bonita and Shadow Creek in March 1995; and $5.9 million was issued in August 1995 with respect to The Stratford. In addition, on April 25, 1995, the Company sold the $6.3 million of variable rate tax-exempt bonds which it owned and which are secured by Windridge. Furthermore, in connection with the acquisition of Franklin Oaks and Falls of Bells Ferry, the Company assumed $17.7 million and $29.5 million, respectively, of tax-exempt bonds. The Franklin Oaks bonds are secured by such property and the Falls of Bells Ferry bonds are secured by such property and a pledge of approximately $3.3 million in certificates of deposits purchased by the Company upon the acquisition of such property.

         The inclusion of the Additional Properties, the Previously Issued Bonds, and the sale of the Windridge bonds in the consolidated financial statements of the Company accounted for the significant changes in operating results for the twelve month period ended December 31, 1995, when compared to the same period in 1994.

         For the twelve month period ended December 31, 1995, income before allocation to minority interest, gain on sale of rental property, and extraordinary item increased $1.7 million to $5.2 million when compared to the same period in 1994. These increases were primarily due to increases in rental and other revenues, partially offset by increases in total expenses of the Company. The aforementioned increases are discussed in greater detail below.

         Total revenues increased $18.3 million, or 52.0%, to $53.4 million for the twelve month period ended December 31, 1995 when compared with the same period in 1994. Of this increase, $18.9 million is attributable to the 15 properties which comprise the Houston Properties and the Additional Properties (collectively, the "Previously Acquired Properties"), $2.8 million related to an increase in revenue derived from the Prime Properties and $271,000 was an increase in management fees earned in connection with management agreements with respect to the Company's two joint venture investments and two third party management agreements that the Company entered into concurrently with the Offering. These increases in revenues were partially offset by a decrease in revenues of $1.8 million as a result of the Company's change in accounting for its investment in the Williamsburg Limited Partnership ("Williamsburg"), which was previously included in the combined financial statements of the Predecessor.

         Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $9.0 million, or 48.6%, to $27.5 million for the twelve month period ended December 31, 1995, compared with the same period in 1994. Property operating expenses increased $4.5 million, primarily due to the acquisition of the Previously Acquired Properties. Real estate taxes increased $1.6 million. Of this increase in real estate taxes, $2.0 million related to the Previously Acquired Properties and approximately $382,000 related to an increase with respect to the original Prime Properties (excluding Williamsburg), partially offset by the elimination of approximately $667,000 in real estate taxes resulting from the Company's change in accounting for its investment in the Williamsburg. General and administrative expenses increased $2.4 million. This increase was due primarily to increased administrative costs incurred in connection with the Company's corporate overhead as a result of becoming a public company and increasing the size of its portfolio from 5,090 units at August 31, 1994 to 10,636 units at December 31, 1995. Repairs and maintenance increased $239,000, primarily attributable to the Previously Acquired Properties. Property and asset management fees decreased $1.1 million. This decrease is attributable to the Company self-managing all of its properties and the elimination of certain fees paid to Kemper Investors Life Insurance Company and Federal Kemper Life Assurance (the "Kemper Lenders") effective upon consummation of the Offering. Financing fees increased $812,000 as a result of increased credit enhancement costs associated with the Previously Issued Bonds.

         Depreciation and amortization increased $5.4 million, or 87.1%, to $11.7 million for the twelve month period ended December 31, 1995 when compared to the same period in 1994. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Previously Acquired Properties and an increase in amortization associated with the purchase of interest rate protection at the time of the Offering and bond issuance costs relating to the Previously Issued Bonds.

         Interest expense increased $2.0 million, or 30.0%, to $8.9 million for the twelve month period ended December 31, 1995 when compared to the same period in 1994. This increase includes approximately $2.2 million in interest costs (net of interest rate protection proceeds) associated with the Previously Issued Bonds and approximately $3.1 million of interest costs incurred in connection with the Nomura Revolving Loan and the Bank One Loan. These increases were partially offset by a reduction in interest costs of $2.4 million attributable to the repayment of certain mortgage indebtedness upon consummation of the Offering, a $166,000 decrease in interest costs (net of interest rate protection) on the original bonds and the elimination of approximately $605,000 in interest as a result of the Company's change in accounting for its investment in Williamsburg, which was previously included in the combined financial statement of the Predecessor.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Class A Preferred Stock Issuance

         On August 15, 1996, the Company issued 1,351,351 shares of Class A Preferred Stock at $18.50 per share. The Company received approximately $24.1 million in proceeds from the issuance, net of placement fees and expenses. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,351,351 Class A Preferred Units of the Operating Partnership. The Operating Partnership, in turn, used such proceeds primarily to repay the Revolving Loan.

Capital Contributions

         On March 27, 1996, the Company, through its affiliates, formed two new limited partnerships, Jupiter-I, L.P. and Jupiter-II, L.P., which hold 99% limited partnership interests in Ambassador I, L.P. and Ambassador VII, L.P., respectively. The Company, through its affiliates, holds a 1% general partnership interest in both Ambassador I, L.P. and Ambassador VII, L.P. and a 49.6% general partnership interest in both Jupiter-I, L.P. and Jupiter-II, L.P. Ambassador I, L.P. currently owns nine Properties (Bent Oaks, Privado Park, Quail Ridge, Vista Ventana, Shadow Creek, Mountain View, Windridge, Tierra Bonita and the Stratford) and Ambassador VII, L.P. currently owns four Properties (Summit Creek, Westway Village, Coral Cove and Tatum Gardens).

         In return for a capital contribution of $17.8 million, Investor I (a Japanese Corporation) received a 50.4% limited partnership interest in Jupiter-I, L.P. In return for a capital contribution of $5.2 million, Investor II, a Japanese individual, received a 50.4% limited partnership interest in Jupiter-II, L.P. The Company used the proceeds to pay approximately $1.4 million of underwriting fees and formation costs for Jupiter-I, L.P. and Jupiter-II, L.P. and approximately $21.6 million to repay principal outstanding on the Revolving Loan.

         In connection with the formation of Jupiter-II, L.P., Nomura provided a $16.1 million, seven year term loan collateralized by the Ambassador VII, L.P. Properties. The loan was subsequently securitized on October 25, 1996. The Company makes monthly principal and interest payments based on an interest rate of 7.88% and a 30 year amortization schedule. Net proceeds from the long term financing were used to repay principal outstanding on the Revolving Loan.

         To the extent available, and after payment of a 5% property management fee and a $35,000 asset management fee paid to the Company, the following cash distributions shall be made from Ambassador I, L.P. to the partners of Jupiter-I, L.P. First, Investor I shall receive an 8.5% per annum cumulative priority return on its original investment, paid monthly in arrears. Second, the Company shall receive an 8.5% per annum cumulative priority return on its capital contribution (as defined) into Jupiter-I, L.P., paid monthly in arrears. Third, the Company shall receive excess cash flow up to a specified amount (as defined), paid quarterly in arrears. Fourth, any remaining excess cash flow from Ambassador I, L.P. will be paid quarterly in arrears, 30% to Investor I and 70% to the Company. During 1996, Ambassador I, L.P. distributed approximately $1.1 million to Investor I and $1.4 million to the Company.

         To the extent available, and after payment of a 5% property management fee and a $15,000 asset management fee paid to the Company, the following cash distributions shall be made from Ambassador VII, L. P. to the partners of Jupiter-II, L.P. First, Investor II shall receive an 8.5% per annum cumulative priority return on its original investment, paid monthly in arrears. Second, the Company shall receive an 8.5% per annum cumulative priority return on its capital contribution (as defined) in Jupiter-II, L.P., paid monthly in arrears. Third, the Company shall receive excess cash flow up to a specified amount (as defined), paid quarterly in arrears. Fourth, any remaining excess cash flow from Ambassador VII, L.P. will be paid quarterly in arrears, 30% to Investor II and 70% to the Company. During 1996, Ambassador VII, L.P. distributed approximately $300,000 to Investor II, and $317,000 to the Company.

Joint Venture

         In August 1996, the Company entered into a joint venture with an affiliated entity to form G.P. Holdings. The Company owns a 49.6% interest in the G.P. Holdings. The Company advanced $37.5 million to the G.P. Holdings to purchase the Florida Bonds on behalf of TEB. TEB then issued three certificates which represent ownership interests in the Florida Bonds: a Class A Receipt, a Class B Receipt, and a Class G receipt. TEB sold the Class A Receipt to an unrelated third party for $27.0 million on August 27, 1996.
TEB sold the Class B Receipt to G.P. Holdings for $10.0 million on August
27, 1996, and G.P. Holdings resold the Class B Receipt for $10.0 million to an unaffiliated third party on October 28, 1996. G.P. Holdings purchased a $2.0 million face amount Class G Receipt for $575,000, which G.P. Holdings still owns. G.P. Holdings used net proceeds from the sale of the Class A and Class B Receipts of $36 million to repay the Company for the advance.

        Funds are distributed to the receipt holders to the extent that funds are available ("Available Funds") in TEB. Distributions to holders of the Class B Receipt are subordinated to distributions to holders of the Class A Receipt, and distributions to holders of the Class G receipt are subordinated to distributions to holders of the Class B Receipt and other fees as defined by the investment agreement. Class A Receipt holders earn a variable interest rate, reset weekly, on their $27 million investment. Class B Receipt holders earn a fixed rate of 12% on their $10 million investment. Class G Receipt holders receive any balance of Available Funds. During 1996, G.P. Holdings received distributions of approximately $122,000 with respect to the Class B Receipt prior to its sale by G.P. Holdings and approximately $57,000 with respect to the Class G Receipt.

Recently Issued Tax-Exempt Bonds

         Four properties received new tax-exempt bonds during 1996. Net proceeds were used to pay down principal outstanding on the Company's revolving credit agreements. See "Properties - Mortgage and Tax-Exempt Bond Financing - Recently Issued Tax Exempt Bonds" for additional information.

                                                                               (IN 000'S)           CREDIT
  DATE OF ISSUE              ISSUER*                 PROPERTY                    AMOUNT            ENHANCER
 --------------         -----------------          -------------               ---------           --------
 Apr. 17, 1996          Harris County HFC          Cypress Ridge                $ 4,250              FSA
 May 1, 1996            Bexar County HFC           Broadmoor                      6,000              FSA
 Nov. 13, 1996          Harris County HFC          The Mills                     14,575              FNMA
 Nov. 26, 1996          Travis County HFC          Shallow Creek                  2,300              FNMA

*HFC denotes Housing Finance Corporation

Scheduled Debt Maturities

         On May 1, 1997, the Crossings of Bellevue's tax-exempt bond amount of $8.6 million is scheduled to mature. The Company has received a commitment from FNMA to provide credit enhancement for the Bellevue Bonds under the FNMA Facility. Management intends to refinance this amount upon maturity under the FNMA Facility. The Falls of Bells Ferry is required to make an annual sinking fund payment amount. At December 31, 1996, the Company had pledged $3.3 million as collateral, a portion of which shall be released in each of the next five years as sinking fund payments become due. There are no other balloon maturities of the Company's tax-exempt bond issues over the next five years.

         During 1996, in connection with the replacement of credit enhancement with the FNMA Facility, the Company paid off the remaining balance ($810,000) of the $1.2 million loan issued with respect to the LaJolla Property in San Antonio, Texas. At December 31, 1996, the Company makes monthly principal reduction payments or principal reserve payments of $320,000 on approximately $211.5 million, or 75.7%, of its bonds payable.

Revolving Credit Agreements

         Concurrently with the Offering, the Company entered into the Nomura Revolving Loan with Nomura for approximately $43.5 million and subsequently increased to $100.0 million. Borrowings under this facility accrued interest at a floating rate equal to 1.75% per annum above the 30-day LIBOR.

         On June 26, 1996, the Company refinanced the Nomura Revolving Loan with a facility from Bank One, Arizona, NA. The Bank One Loan bears interest between LIBOR plus 1.70% and LIBOR plus 1.95% (as defined in the Bank One Loan Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of December 31, 1996, the amount available under the Bank One Loan is approximately $64.0 million; the amount available will be increased as additional properties are added to the collateral pool. As of December 31, 1996, ten properties are pledged as collateral under the Bank One Loan and $64.0 million is outstanding. The Bank One Loan matures on June 26, 1999; however, the Company may request one year extensions pursuant to the terms of the agreement.

Swap Agreements

         As of December 31, 1996, the Company has hedged against fluctuations in interest rates on all of the $213.5 million of the Company's variable rate tax exempt debt and variable rate tax exempt certificates through October 3, 2003. On December 9, 1996, the Company entered into a swap transaction with CLNY in which the Company pays a fixed rate of 4.636% on a notional amount of $186.5 million and receives a floating rate based upon the PSA Municipal Swap Index. This swap agreement matures on December 9, 2003 and replaced two LIBOR based swaps the Company had previously entered into with Nomura Capital Services, Inc. ("NCSI") ($94 million entered into on May 26, 1995 and $17 million on March 14, 1996).

         On October 8, 1996, the Company entered into a swap transaction with Goldman Sachs to hedge against fluctuations in the variable interest rate on the Class A Receipts in TEB. Under the swap transaction, the Company pays a fixed rate of 6.83% on a notional amount of $26.5 million and receives a floating rate equal to 90 day LIBOR. This swap results in an effective interest rate on the $27.0 million in certificates of 4.85%. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate was based) and the J.J. Kenny Index (an index of AA rated variable rate tax exempt bonds). Since 1981, the Kenny Index has averaged approximately 72.5% of 30 day LIBOR.

         In order to hedge against variations in the relationship between LIBOR and the Kenny Index the Company entered into a three year swap on March 14, 1996 with NCSI in which the Company pays a floating rate equal to 71% of 30 day LIBOR and receives a floating rate equal to the J.J. Kenny Index on a notional amount of $130 million (the "Basis Risk Swap"). On November 26, 1996 this swap was assigned from NCSI to Salomon Brothers Holding Company. The excess in notional amount of swaps ($6.0 million LIBOR and $103.0 million in Basis Risk
Swap) are currently unallocated and will be used to hedge against variable interest rate risk on future bond fundings.

         The Company has adopted a policy regarding the hedging of total variable rate debt. This policy provides that at no time will the Company have more than 30% of its variable rate debt is not hedged by an interest rate cap, swap or other interest rate protection agreement; in addition, the Company will maintain a 1.3 times debt service coverage ratio based upon (a) hedged debt at the applicable interest rate cap and swap strike prices and (b) unhedged debt at a rate of 10% per annum. As of December 31, 1996 and March 24, 1997, the Company has successfully hedged all of its variable rate tax-exempt debt through the interest rate swap transaction. This policy may be changed from time to time by the Board of Directors in its discretion. As of December 31, 1996 and March 24, 1997, the Company had $64.0 million and $38.8 million, respectively, in variable rate debt that was not hedged by any interest rate protection and was in compliance with the foregoing policies. With respect to all variable rate tax-exempt debt outstanding as of March 24, 1997, all of which is hedged, an increase in short-term tax-exempt rates of 1% would not affect funds from operating activities (assuming exchange of all Common Units and after taking into consideration the effect of the interest rate protection agreement and swap transaction).

Short-term Liquidity Needs

         Management believes that the Company will continue to have access to the capital resources necessary to expand and develop its business. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities. Management believes that the Properties have been properly maintained on a current and regular basis, and therefore does not anticipate any extraordinary capital expenditures over the next twelve months. Management believes that the reserve from cash flows from operating activities will be sufficient to meet the Company's working capital requirements, including projected capital expenditures (and any increases in interest expense on the Company's variable rate debt).

Long-term Liquidity Needs

         The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, future property acquisitions and capital improvements, by long-term collateralized or uncollateralized borrowings including the Revolving Loan.

         A portion of the renovation costs to upgrade certain properties has been obtained through the issuance of variable rate, tax-exempt bonds. As a result of these bonds issuances, the Company has remaining funds of approximately $549,000 at December 31, 1996 which the Company is required to spend on rehabilitating these certain properties. This amount will be released to the Company as actual costs are incurred, subject to the maintenance of certain covenants relating to the specific properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

         Cash and cash equivalents decreased $1.3 million to $4.0 million at December 31, 1996 compared to December 31, 1995. This decrease was due to a decrease in cash provided by operating activities and an increase in cash used in investing activities, partially offset by an increase in cash provided by financing activities.

         Net cash provided by operating activities decreased $2.5 million to $19.1 million for the twelve month period ended December 31, 1996 when compared to the same period in 1995. The primary reason for the decrease was due to earlier payments of real estate taxes during 1996 as compared to 1995.

         Net cash used in investing activities increased $21.4 million to $80.0 million for the twelve month period ended December 31, 1996 when compared to the same period in 1995. This increase is primarily attributable to an increase of $4.4 million for acquisitions and an increase of $4.0 million in building improvements during 1996 as compared to 1995. Additionally, the Company received $7.7 million of net proceeds from the sale of the Laurelwood property in 1995, whereas no properties were sold in 1996.

         Net cash provided by financing activities increased $19.8 million to $59.6 million for the twelve month period ended December 31, 1996 when compared to the same period in 1995. This increase is primarily due to net proceeds of $24.1 million from the sale of the Class A Preferred Stock and proceeds of $23.0 million for capital contributions from Investor I and Investor II , partially offset by a $14.7 million reduction of the amount borrowed under the revolving loan agreements, a $7.7 million decrease in the amount of proceeds received from new bond issuances, and a $4.2 million increase in financing fees paid.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

QUARTERLY FINANCIAL DATA

          The following unaudited quarterly data has been prepared on the basis of a December 31 year end:

                                                                        1996
                                              -------------------------------------------------------
                                                  First         Second           Third        Fourth
                                                 Quarter        Quarter         Quarter       Quarter
                                              ------------    -----------    -----------    ----------
Total revenues                                $     15,625    $    16,235    $    17,483    $   20,851
                                              ============    ===========    ===========    ==========
Net operating income (a)                      $      8,428    $     8,993    $     9,293    $   10,790
                                              ============    ===========    ===========    ==========
Funds from Operations (b)                     $      4,315    $     4,344    $     4,634    $    5,019
                                              ============    ===========    ===========    ==========
Income (loss) before Minority Interest,
  loss on sale of interest rate cap
  and extraordinary item                      $      1,355    $     1,280    $     1,638    $      788
Income allocated to Minority Interest                 (195)          (282)          (555)         (851)

Loss on sale of interest rate cap, net of
  minority interest                                 (2,084)            --             --            --
                                              ------------    -----------    -----------    ----------
Income before extraordinary item                      (924)           998          1,083           (63)
Extraordinary item (net of Minority
  Interest                                             --              --             --        (4,653)
                                              ------------    -----------    -----------    ----------
Net loss income                                       (924)           998          1,083        (4,716)
Income allocated to preferred shareholders              --             --            283           568
                                              ------------    -----------    -----------    ----------
Net (loss) income allocated to common         $       (924)   $       998    $       800    $   (5,284)
                                              ============    ===========    ===========    ==========
Weighted average shares of Common Stock
  outstanding                                    8,958,525      8,958,525      8,958,525     8,958,525
                                              ============    ===========    ===========     =========
Earnings per share of Common Stock            $      (0.10)   $      0.11    $      0.09     $   (0.59)
                                              ============    ===========    ===========     =========
Earnings per share of Common Stock before
  extraordinary item                          $      (0.10)   $      0.11    $      0.09     $   (0.07)
                                              ============    ===========    ===========     =========


                                                                        1995
                                              -------------------------------------------------------
                                                  First         Second           Third        Fourth
                                                 Quarter        Quarter         Quarter       Quarter
                                              ------------    -----------    -----------    ----------
Total revenues                                $     11,330    $    12,379    $    14,204    $   15,468
                                              ============    ===========    ===========    ==========
Net operating income (a)                      $      5,799    $     6,157    $     7,301    $    8,356
                                              ============    ===========    ===========    ==========
Funds from Operations (b)                     $      3,946    $     3,606    $     4,181    $    3,939
                                              ============    ===========    ===========    ==========
Income (loss) before Minority Interest,
  gain on sale of rental property and
  extraordinary item                                 2,048          1,500            953           735
Income allocated to Minority Interest                 (227)          (191)           (48)         (149)

Gain on sale of rental property                         --             --             --           966
                                              ------------    -----------    -----------    ----------
Income before extraordinary item                     1,821          1,309            905         1,552
Extraordinary item (net of minority
  interest                                             --           2,657          2,146          (443)
                                              ------------    -----------    -----------    ----------
Net income                                    $      1,821    $     3,966    $     3,051    $    1,109
                                              ============    ===========    ===========    ==========
Weighted average shares of Common Stock
  outstanding                                    8,958,525      8,958,525      8,958,525     8,958,525
                                              ============    ===========    ===========    ==========
Earnings per share of Common Stock            $       0.20    $      0.44    $      0.34    $     0.13
                                              ============    ===========    ===========    ==========
Earnings per share of Common Stock
  before extraordinary item                   $       0.20    $      0.14    $      0.10    $     0.18
                                              ============    ===========    ===========    ==========


(a) Operating income is defined as total revenues less property operating, real estate tax expense, general and administrative expenses, advertising and marketing, repairs and maintenance and bad debt expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization, financing fees, losses from unconsolidated real estate limited partnerships and interest expense.
Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.
(b) See Note (2) to Selected Financial data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

    The information below sets forth, as of March 24, 1997, for each executive officer of the Company such officer's name, business experience during the past five years, age and year first elected an executive officer.

                                                                                  Year
                                                                              First Elected
  Name of Executive Officer              Position                  Age         An Officer
  -------------------------              --------                  ---         ----------
  David M. Glickman                Chief Executive Officer,       45             1994
                                   Chairman of the Board

  Adam D. Peterson                 Executive Vice President,      33             1994
                                   Chief Financial Officer
  Thomas J. Coorsh                 Senior Vice President          47             1996
                                   of Operations, Secretary


DAVID M. GLICKMAN. Chief Executive Officer of the Company since August 1994 and Chairman of the Board since March 1995. From May 1992 to August 1994, Mr. Glickman served as Executive Vice President of The Prime Group, Inc. and was a member of The Prime Group, Inc. 's Executive Committee. For more than 20 years prior to joining The Prime Group, Inc., Mr. Glickman was employed by Heitman Financial, Ltd., and from 1983 to 1992 served as President and a director of Heitman Advisory Corporation, a registered investment advisor specializing in real estate asset management on behalf of tax-exempt and other institutional investors.

ADAM D. PETERSON. Executive Vice President since December 1996 and Chief Financial Officer of the Company since August 1994. From September 1991 to August 1994 Mr. Peterson served as an Asset Manager for The Prime Group, Inc. and, in November 1992, was elected Vice President of Portfolio Management. Mr. Peterson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

THOMAS J. COORSH. Senior Vice President of Operations since June 1996 and Secretary of the Company since December 1996. From November 1993 until joining the Company in June of 1996, Mr. Coorsh was the Chief Financial Officer for the Brauvin Real Estate Funds, a Chicago based syndicator of real estate limited partnerships. From March 1992 until November 1993, Mr. Coorsh was self-employed as a business consultant. From 1990 to 1992 Mr. Coorsh was the Senior Vice President of Finance and Chief Accounting Officer for Lexington Homes, Illinois' largest home builder. Mr. Coorsh is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

         Other information required by Item 10 will be contained in a definitive proxy statement which the Registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days subsequent to the Company's fiscal year end, and thus have been omitted in accordance with General Instruction G(3) to Form 10-K.

ITEMS 11, 12 AND 13

EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days subsequent to the Company's fiscal year end, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A)(1) AND (A)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          See Index to Financial Statements at page F-1.

          All schedules, other than those included herein, are omitted because they are not applicable or the required information is shown in the financial statements or notes.

          (A)(3) EXHIBITS
EXHIBIT
NUMBER
3.1 Form of Amended and Restated Charter of Ambassador Apartments, Inc., formerly Prime Residential, Inc. ("Ambassador") (incorporated by reference to Exhibit 3.1 to Ambassador's Registration Statement on Form S-11 (Registration No. 33-77972) ("Registration Statement 33-77972"))
3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of Ambassador (incorporated by reference to Exhibit 3.3 to Ambassador's Current Report on Form 8-K dated May 29, 1996)
3.3 Compiled Charter of Ambassador as of June 1, 1996 (incorporated by reference to Exhibit 3.4 to Ambassador's Current Report on Form 8- K dated May 29, 1996)
3.4 Articles Supplementary Classifying 1,351,351 Shares of Preferred Stock as Class A Senior Cumulative Convertible Preferred Stock and 1,351,351 Shares of Excess Stock as Excess Class A Preferred Stock of Ambassador (incorporated by reference to Exhibit 3.5 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
3.5 Form of Amended and Restated Bylaws of Ambassador (incorporated by reference to Exhibit 3.1 to Registration Statement 33-77972)
4.1       Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 4.4 to Ambassador's Registration Statement on Form S-3 (Registration No. 333-22199))
10.1 Form of Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 10.1 to Registration Statement 33-77972)
10.2 Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 10.45 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.3 Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 10.46 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.4 Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 10.47 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.5 Contribution Agreement, dated April 18, 1994, among Ambassador, Prime and Richard F. Cavenaugh (incorporated by reference to Exhibit 10.2 to Registration Statement 33-77972)
10.6 Form of First Amendment to Contribution Agreement among Ambassador, Prime and Richard F. Cavenaugh (incorporated by reference to Exhibit 10.2(A) to Registration Statement 33-77972)

10.7 Form of Agreement to Purchase Interests among Ambassador, the Operating Partnership, KILICO Realty Corporation and KFC Portfolio Corp. (incorporated by reference to Exhibit 10.3 to Registration Statement 33-77972)
10.8 Form of Property Management Agreement between the Operating Partnership and Brookdale Village Partners, Ltd. (incorporated by reference to Exhibit 10.4 to Registration Statement 33-77972)
10.9 Form of Property Management Agreement between the Operating Partnership and Fairways Partners Limited Partnership (incorporated by reference to Exhibit 10.5 to Registration Statement 33-77972)
10.10 Form of Property Management Agreement between the Operating Partnership and Williamsburg Limited Partnership (incorporated by reference to Exhibit 10.34 to Registration Statement 33-77972)
10.11 Form of Property Management Agreement between Quail Run Associates, Ltd. and the Operating Partnership (re: Brook Run Property) (incorporated by reference to Exhibit 10.36 to Registration Statement 33-77972)
10.12 Form of Noncompetition Agreement among Ambassador, the Operating Partnership, Michael W. Reschke and PGI (incorporated by reference to
          Exhibit 10.10 to Registration Statement 33-77972)
10.13 Form of Registration Rights Agreement among Ambassador, Prime, Richard F. Cavenaugh and LG Trust (incorporated by reference to
          Exhibit 10.13 to Registration Statement 33-77972)
10.14 Interest Rate Protection Agreement, dated August 24, 1994, between the Company and Nomura Capital Services, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement 33-77972)
10.15 Agreement of Sale and Purchase of Partnership Interests, dated May 25, 1994, by and between Prime Group Limited Partnership, Richard J. Brown and Cambridge Homes, Inc. (incorporated by reference to Exhibit
          10.16 to Registration Statement 33-77972)
10.16 Letter Agreements, dated July 6, 1994 and July 15, 1994, amending Agreement of Sale and Purchase of Partnership Interests by and between Prime Group Limited Partnership, Richard J. Brown and Cambridge Homes, Inc. (incorporated by reference to Exhibit 10.16(A) to Registration Statement 33-77972)
10.17 Form of Exchange Rights Agreement among the Company and the Limited Partners of the Operating Partnership (incorporated by reference to Exhibit 10.17 to Registration Statement 33-77972)
10.18 Form of Purchase Option Agreement and Right of First Refusal between the Operating Partnership and Fairways Partners Limited Partnership (incorporated by reference to Exhibit 10.18 to Registration Statement 33-77972)
10.19 Form of Amended and Restated Agreement of Partnership of Williamsburg Limited Partnership (incorporated by reference to Exhibit 10.19 to Registration Statement 33-77972)
10.20 Form of Amended and Restated Agreement of Partnership of Brook Run Associates, L.P. (incorporated by reference to Exhibit 10.20 to Registration Statement 33-77972)
10.21 Form of Environmental Remediation and Indemnity Agreement (entered into by the Operating Partnership with respect to certain Property Partnerships) (incorporated by reference to Exhibit 10.22 to Registration Statement 33-77972)

10.22 Form of ADA Indemnity Agreement (entered into by the Operating Partnership with respect to certain Property Partnerships) (incorporated by reference to Exhibit 10.23 to Registration Statement 33-77972)
10.23 Form of Assignment and Assumption Agreement among The Prime Group, Inc., Prime Multifamily of Illinois and the Operating Partnership (environmental indemnity with respect to the Williamsburg Property) (incorporated by reference to Exhibit 10.25 to Registration Statement 33-77972)
10.24 Form of Multi-Family Assets Sharing Agreement among the Operating Partnership, Prime, David M. Glickman, Richard F. Cavenaugh, KILICO Realty Corporation and KFC Portfolio Corp. (incorporated by reference to Exhibit 10.32 to Registration Statement 33-77972)
10.25 Form of Investment Safekeeping Securities Custody Agreement between Bank One, Arizona, N.A. and Ambassador I, L.P. (formerly Prime MFP Limited Partnership) (incorporated by reference to Exhibit 10.29 to Registration Statement 33-77972)
10.26 Form of Pledge and Security Agreement between Prime and Kemper Investors Life Insurance Company (incorporated by reference to
          Exhibit 10.33 to Registration Statement 33-77972)
10.27 Form of Lock-up Agreement between Prime, PGLP and Friedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.28(A) to Registration Statement 33-77972)
10.28 Form of Lock-up Agreement between David M. Glickman and FBR (incorporated by reference to Exhibit 10.28(B) to Registration Statement 33-77972)
10.29 Form of Lock-up Agreement between Richard F. Cavenaugh, LG Trust and FBR (incorporated by reference to Exhibit 10.28(C) to Registration Statement 33-77972)
10.30 Form of Lock-up Agreement between Adam D. Peterson and FBR (incorporated by reference to Exhibit 10.28(D) to Registration Statement 33-77972)
10.31 Form of Officers and Directors Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Registration Statement 33-77972)
10.32 Form of Employment Agreement between Ambassador and David M. Glickman (incorporated by reference to Exhibit 10.7 to Registration Statement 33-77972)
10.33 Form of Employment Agreement between Ambassador and Richard F. Cavenaugh (incorporated by reference to Exhibit 10.6 to Registration Statement 33-77972)
10.34 Form of Employment Agreement between Ambassador and Adam D. Peterson (incorporated by reference to Exhibit 10.9 to Registration Statement 33-77972)
10.35 Form of Note, Pledge and Security Agreement, and letter re: distributions between the Operating Partnership and David M. Glickman (incorporated by reference to Exhibit 10.30 to Registration Statement 33-77972)
10.36 Form of Note, Pledge and Security Agreement, and letter re: distributions among the Operating Partnership, Richard F. Cavenaugh and LG Trust (incorporated by reference to Exhibit 10.27 to Registration Statement 33-77972)
10.37 Form of Note, Pledge, and Security Agreement, and letter re: distributions between the Operating Partnership and Adam D. Peterson (incorporated by reference to Exhibit 10.35 to Registration Statement 33-77972)
10.38 Employment Agreement, dated as of May 21, 1996, between Ambassador and Thomas J. Coorsh
10.39 Resignation and Release, dated December 20, 1996, between Ambassador and Richard F. Cavenaugh

10.40 The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (incorporated by reference to Exhibit 4.1 to Ambassador's Registration Statement on Form S-3 (Registration No. 333- 20713))
10.41 Amendment to The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries.
10.42 The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries, as amended March 20, 1997
10.43 Loan Agreement and collateral documents, dated August 31, 1994 among Nomura, the Operating Partnership and Ambassador (incorporated by reference to Exhibit 10.24 to Ambassador's Annual Report on Form 10-K for the year ended December 31, 1994)
10.44 Amended and Restated Note Agreement dated February 15, 1995 and collateral documents among Nomura, the Operating Partnership and Ambassador (incorporated by reference to Exhibit 10.24A to Ambassador's Annual Report on Form 10-K for the year ended December 31, 1994)
10.45 First Amendment to Amended and Restated Note Agreement dated August 16, 1995, among Nomura, the Operating Partnership and Ambassador (incorporated by reference to Exhibit 24B to Ambassador's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
10.46 SWAP Transaction Agreement dated May 24, 1995 between Ambassador and Nomura Capital Services Inc. (incorporated by reference to Exhibit
          10.37 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10.47 Credit Agreement dated as of September 20, 1995 by and between the Operating Partnership and Credit Lyonnais, New York Branch (incorporated by reference to Exhibit 10.38 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
10.48 Agreement of Limited Partnership of Jupiter-I, L.P. dated as of March 27, 1996 (incorporated by reference to Exhibit 10.38 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.49 Agreement of Limited Partnership of Jupiter-II, L.P. dated as of March 27, 1996 (incorporated by reference to Exhibit 10.38(A) to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.50 Agreement and Undertaking, dated as of March 27, 1996, among Ambassador, Yugenkaisha Sanko Sekiyu, Jupiter-I, L.P. and AJ One Limited Partnership (incorporated by reference to Exhibit 10.39 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.51 Agreement and Undertaking, dated as of March 27, 1996, among Ambassador, Makoto Maki, Jupiter-II, L.P. and AJ Two Limited Partnership (incorporated by reference to Exhibit 10.39(A) to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.52 Credit Agreement, dated June 26, 1996, between Ambassador II, L.P. and Bank One, Arizona, N.A. (incorporated by reference to Exhibit
          10.40 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.53 Promissory Note, dated June 26, 1996, by Ambassador II, L.P. to Bank One, Arizona, N.A. (incorporated by reference to Exhibit 10.41 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.54 Investment Agreement, dated as of August 15, 1996, among Ambassador, the Operating Partnership and Five Arrows Realty Securities L.L.C. (incorporated by reference to Exhibit 10.42 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.55 Supplemental Agreement, dated as of August 16, 1996, between Ambassador and Five Arrows Realty Securities L.L.C. (incorporated by reference to Exhibit 10.43 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.56 Registration Rights Agreement, dated as of August 16, 1996, between Ambassador and Five Arrows Realty Securities L.L.C. (incorporated by reference to Exhibit 10.44 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.57 Master Reimbursement Agreement by and between Federal National Mortgage Association and Ambassador VIII, L.P. dated as of December 1, 1996 (incorporated by reference to Exhibit 10.49 to Ambassador's Current Report on Form 8-K dated December 18, 1996)
21.1      List of subsidiaries
23.1      Consent of Ernst & Young LLP
27.1      Financial Data Schedule
99.1 Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 99.3 to Ambassador's Current Report on Form 8-K dated August 16, 1996)

(b)       Reports on Form 8-K

          The Company's current report on Form 8-K dated December 18, 1996 disclosed information under item 5 with respect to the Company entering into the FNMA Facility.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMBASSADOR APARTMENTS, INC.
Dated:  March 24, 1997

                                         By:/s/ David M. Glickman
                                            ---------------------------
                                            David M. Glickman
                                            Chairman of the Board and
                                            Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                                     Date
---------                                  -----                                     ----
/s/ David M. Glickman                      Chairman of the Board and                 March 24, 1997
---------------------                      Chief Executive Officer
David M. Glickman

/s/ Adam D. Peterson                       Executive Vice President and              March 24, 1997
--------------------                       Chief Financial and Accounting
Adam D. Peterson                           Officer

/s/ Norman R. Bobins                       Director                                  March 24, 1997
--------------------
Norman R. Bobins

/s/ David B. Heller                        Director                                  March 24, 1997
-------------------
David B. Heller

/s/ Richard F. Levy                        Director                                  March 24, 1997
-------------------
Richard F. Levy

/s/ Jane R. Patterson                      Director                                  March 24, 1997
---------------------
Jane R. Patterson

/s/ Michael W. Reschke                     Director                                  March 24, 1997
----------------------
Michael W. Reschke

/s/ Matthew W. Kaplan                      Director                                  March 24, 1997
---------------------
Matthew W. Kaplan

                          AMBASSADOR APARTMENTS, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES
                          (ITEMS 14(a)(1) AND (a)(2))


(a)(1) FINANCIAL STATEMENTS                                                                           Page
                                                                                                      ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated balance sheets of Ambassador Apartments, Inc. as of December
  31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated statements of operations of Ambassador Apartments, Inc. for the years ended December 31, 1996 and 1995 and for the period from August 31, 1994 through December 31, 1994 and combined statements of operations of
  Prime Properties (the Predecessor to Ambassador Apartments, Inc.) for the
  period from January 1, 1994 through August 30, 1994   . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated statements of changes in stockholder's equity of Ambassador Apartments,
  Inc. and Prime Properties' (the Predecessor to Ambassador Apartments, Inc.) net
  deficit for the years ended December 31, 1996, 1995 and 1994    . . . . . . . . . . . . . . . . . .  F-5

Consolidated statements of cash flows of Ambassador Apartments, Inc. for the years ended  December 31, 1996 and 1995 and for the period from August 31, 1994 through
  December 31, 1994 and combined statements of cash flows of Prime Properties
  (the Predecessor to Ambassador Apartments, Inc.) for the period from January 1, 1994 through August 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to consolidated and combined financial statements . . . . . . . . . . . . . . . . . . . . . . .  F-7

(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedule III - Real Estate and Accumulated Depreciation as of
  December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

         Schedules, other than those listed, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Ambassador Apartments, Inc.


         We have audited the accompanying consolidated balance sheets of Ambassador Apartments, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period from August 31, 1994 through December 31, 1994. We have also audited the accompanying combined statements of operations, partners' deficit, and cash flows of Prime Properties (the Predecessor to the Company) for the period from January 1, 1994 through August 30, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a) . These financial statements and schedule are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Apartments, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended and for the period from August 31, 1994 through December 31, 1994, and the combined results of operations and cash flows for Prime Properties for the period from January 1, 1994 through August 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                   Ernst & Young LLP

Chicago, Illinois
January 27, 1997
except for note 15, as to which the date is March 13, 1997 and note 2(J), as to which the date is March 31, 1997

                          AMBASSADOR APARTMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                       1996            1995
                                                   ------------    ------------

ASSETS
Rental property:
  Land..........................................   $     82,124    $     57,718
  Buildings and improvements....................        407,002         283,062
  Furniture and equipment.......................          6,166           3,089
                                                   ------------    ------------
                                                        495,292         343,869
Accumulated depreciation........................        (33,340)        (19,910)
                                                   ------------    ------------
                                                        461,952         323,959

Cash and cash equivalents.......................          4,002           5,270
Escrow deposits.................................         30,897          12,945
Escrowed bond funds - restricted................            549           2,779
Note receivable - Officer.......................          1,000           1,000
Accounts receivable.............................          1,870           1,230
Investment in and advances to unconsolidated
  real estate limited partnership...............          4,549             657
Deferred financing costs, net...................          9,640          11,530
Other...........................................          1,325             619
                                                  -------------    ------------
Total assets....................................  $     515,784    $    359,989
                                                  =============    ============

LIABILITIES AND EQUITY
Bonds payable...................................  $     279,355    $    182,050
Notes payable...................................         79,974          47,931
Accrued interest................................            913             ---
Real estate taxes payable.......................          3,837           4,998
Tenant security deposits........................          2,231           1,632
Accounts payable and other liabilities..........          2,138           2,143
Distributions/dividends payable.................            750             ---
                                                  -------------   -------------
                                                  $     369,198   $     238,754
                                                  -------------   -------------

Minority interest..............................   $      32,006   $      12,062
Preferred Stock, $.01 par value; 20,000 shares
  authorized, 1,351,351 shares of Class A
  Senior Cumulative Convertible Preferred
  Stock issued and outstanding.................          24,132             ---
Stockholders' equity:
  Common Stock, $.01 par value; 100,000,000
    shares authorized, 8,958,525 shares issued
    and outstanding ...........................              90              90
  Additional paid-in capital...................         112,975         112,957
  Distributions in excess of accumulated
    earnings...................................         (22,617)         (3,874)
                                                  -------------   -------------
Total stockholders' equity.....................          90,448         109,173
                                                  -------------   -------------
Total liabilities and equity...................   $     515,784   $     359,989
                                                  =============   =============

See accompanying notes to consolidated and combined financial statements.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
        CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND COMBINED
                  STATEMENTS OF OPERATIONS  OF THE PREDECESSOR
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                            AMBASSADOR APARTMENTS, INC.                    PRIME PROPERTIES
                                            ---------------------------------------------------------    -------------------
                                               Year Ended         Year Ended
                                               December 31,       December 31,     August 31, 1994 to    January 1,  1994 to
                                                   1996               1995          December 31, 1994      August 30, 1994
                                            ----------------   ----------------    ------------------    -------------------
Revenues:
Rental  . . . . . . . . . . . . . . . . .   $         64,842   $         49,966    $          13,161     $          19,146
Other   . . . . . . . . . . . . . . . . .              5,352              3,415                1,519                 1,288
                                            ----------------   ----------------    -----------------     -----------------
Total revenues  . . . . . . . . . . . . .             70,194             53,381               14,680                20,434
Expenses:
Property operating  . . . . . . . . . . .             16,853             13,477                3,599                 5,406
Real estate taxes   . . . . . . . . . . .              6,327              5,255                1,334                 2,367
General and administrative  . . . . . . .              5,225              3,612                1,167                    --
Depreciation  . . . . . . . . . . . . . .             13,430              8,894                2,101                 3,190
Advertising and marketing   . . . . . . .              1,329              1,088                  240                   353
Repairs and maintenance . . . . . . . . .              2,522              1,754                  572                   943
Property management fees  . . . . . . . .                 --                 --                   --                   937
Asset management fees . . . . . . . . . .                 --                 --                   --                   172
Financing fees  . . . . . . . . . . . . .              3,272              1,466                  271                   383
Bad debt  . . . . . . . . . . . . . . . .                434                584                  292                   298
Interest  . . . . . . . . . . . . . . . .             14,145              8,903                1,467                 5,393
Amortization of deferred financing
   fees . . . . . . . . . . . . . . . . .              1,829              2,792                  622                   333
(Income) losses from investment
in unconsolidated real estate
limited partnerships  . . . . . . . . . .               (233)               320                  162                    --
                                            ----------------   ----------------    -----------------     -----------------
Total expenses  . . . . . . . . . . . . .             65,133             48,145               11,827                19,775
                                            ----------------   ----------------    -----------------     -----------------
Income before minority interest, gain
on sale of rental property, loss on
sale of interest rate cap, and
extraordinary item  . . . . . . . . . . .              5,061              5,236                2,853                   659

Income allocated to minority interest . .             (1,883)              (615)                (332)                   --
                                             ----------------   ----------------    -----------------     -----------------
Income before gain on sale of rental
property, loss on sale of interest rate
cap and extraordinary item  . . . . . . .              3,178              4,621                2,521                   659
Gain on sale of rental property,
net of minority interest  . . . . . . . .                 --                966                   --                    --
                                            ----------------   ----------------    -----------------     -----------------
Income before loss on sale of interest
rate cap and extraordinary item . . . . .              3,178              5,587                2,521                   659

Loss on sale of interest rate cap,
net of minority interest  . . . . . . . .             (2,084)                --                   --                    --
                                            ----------------   ----------------    -----------------     -----------------

Income before extraordinary item  . . . .              1,094              5,587                2,521                   659

Extraordinary item, net of minority
interest  . . . . . . . . . . . . . . . .             (4,653)             4,360                 (772)                   --
                                            ----------------   ----------------    -----------------     -----------------
Net (loss) income . . . . . . . . . . . .             (3,559)             9,947                1,749                   659
Income allocated to preferred
shareholders  . . . . . . . . . . . . . .                851                 --                   --                    --
                                             ----------------  ----------------    -----------------     -----------------
Net (loss) income applicable to
common shareholders . . . . . . . . . . .   $         (4,410)  $          9,947    $           1,749     $             659
                                            ================   ================    =================     =================
PRIMARY EARNINGS PER SHARE OF COMMON
STOCK:
(Loss) income per weighted average
share of common stock outstanding:
Before extraordinary item . . . . . . . .   $           0.03   $           0.62    $            0.28

Extraordinary item  . . . . . . . . . . .              (0.52)              0.49                (0.09)
                                            ----------------   ----------------    -----------------
Net (loss) income . . . . . . . . . . . .   $          (0.49)  $           1.11    $            0.19
                                            ================   ================    =================
Weighted average common stock
outstanding . . . . . . . . . . . . . . .          8,958,525          8,958,525            8,847,547
                                            ================   ================    =================

FULLY DILUTED EARNINGS PER SHARE OF
COMMON STOCK:
Before extraordinary item . . . . . . . .   $           0.22

Extraordinary item  . . . . . . . . . . .              (0.55)
                                            ----------------
Net (loss) income . . . . . . . . . . . .   $          (0.33)
                                            ================
Weighted average fully diluted
shares outstanding  . . . . . . . . . . .         10,348,645
                                            ================

See accompanying notes to consolidated and combined financial statements.

        AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                       (THE PREDECESSOR TO THE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              OF THE COMPANY AND  THE PREDECESSOR'S NET DEFICIT
             (Dollars In Thousands, Except For Per Share Amounts)


                                                                1996                    1995                      1994
                                                       -------------------       -------------------       --------------------
COMMON STOCK, $0.01 PAR VALUE
 Balance, beginning of year  . . . . . . . . . . . .   $                90       $                90       $                 --
                                                       -------------------       -------------------       --------------------
   Net proceeds from the offering  . . . . . . . . .                    --                        --                         90
                                                       -------------------       -------------------       --------------------
 Balance, end of year  . . . . . . . . . . . . . . .   $                90       $                90       $                 90
                                                       ===================       ===================       ====================
 Paid-in capital

PAID-IN CAPITAL
 Balance, beginning of year  . . . . . . . . . . . .   $           112,957       $           112,943       $                 --
   Net proceeds from the offering  . . . . . . . . .                    --                        --                    127,476
   Principal payments on notes receivable for
      issuance of common units . . . . . . . . . . .                    18                        14                          3
   Adjustments for minority interests ownership
      in operating partnership . . . . . . . . . . .                    --                        --                    (14,536)
                                                       -------------------       -------------------       --------------------
 Balance, end of year  . . . . . . . . . . . . . . .   $           112,975       $           112,957       $            112,943
                                                       ===================       ===================       ====================

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
 Balance, beginning of year  . . . . . . . . . . . .   $            (3,874)      $            (3,071)      $                 --
     Net (loss) income applicable to Common
         Shareholders  . . . . . . . . . . . . . . .                (4,410)                    9,947                      1,749
     Distributions . . . . . . . . . . . . . . . . .               (14,333)                  (10,750)                    (4,820)
                                                       -------------------       -------------------       --------------------
 Balance, end of year  . . . . . . . . . . . . . . .   $           (22,617)      $            (3,874)      $             (3,071)
                                                       ===================       ===================       ====================

PREDECESSOR'S NET DEFICIT
 Balance, beginning of year  . . . . . . . . . . . .   $                --       $                --       $             (2,422)
     Net income  . . . . . . . . . . . . . . . . . .                    --                        --                        659
     Contributions . . . . . . . . . . . . . . . . .                    --                        --                      1,690
     Distributions . . . . . . . . . . . . . . . . .                    --                        --                     (1,708)
     Reclassification of net deficit in connection
       with the reorganization  . . . . . . . . . .                     --                        --                      1,781
                                                       -------------------       -------------------       --------------------
 Balance, end of year . . . . . . . . . . . . . . .    $                --       $                --       $                 --
                                                       ===================       ===================       ====================





See accompanying notes to consolidated and combined financial statements.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
        CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED
                  STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                             (Dollars In Thousands)

                                                                 AMBASSADOR APARTMENTS, INC.            PRIME PROPERTIES
                                                      ----------------------------------------------    ----------------
                                                       YEAR ENDED      YEAR ENDED    AUGUST 31, 1994     JANUARY 1, 1994
                                                      DECEMBER 31,    DECEMBER 31,   TO DECEMBER 31,     TO AUGUST 30,
                                                           1996           1995             1994               1994
                                                      ------------    ------------   ---------------    ----------------
OPERATING ACTIVITIES
   Net (loss) income  . . . . . . . . . . . . . . .   $      (3,559)   $     9,947    $        1,749     $          659
   Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation   . . . . . . . . . . . . . . . .          13,430          8,894             2,101              3,190
     Bad debt expense   . . . . . . . . . . . . . .             434            584               292                298
     Amortization of deferred financing fees  . . .           1,829          2,792               622                333
     Minority interest  . . . . . . . . . . . . . .           1,883            615               332                 --
     Extraordinary item, net of minority
     interest . . . . . . . . . . . . . . . . . . .           4,653         (4,360)              772                 --
     Loss on sale of interest rate cap, net of
     minority interest  . . . . . . . . . . . . . .           2,084             --                --                 --
     Gain on sale of rental property, net of
     minority interest  . . . . . . . . . . . . . .              --           (966)               --                 --
     Write-off of deferred letter of
     credit fees  . . . . . . . . . . . . . . . . .              --          1,374                --                 --
     (Income) losses from investment in
     unconsolidated real estate limited
     partnerships   . . . . . . . . . . . . . . . .            (233)           320               162                 --
     Changes in operating assets and liabilities:
        Accounts receivable   . . . . . . . . . . .          (1,074)          (448)           (1,155)              (329)
        Other assets  . . . . . . . . . . . . . . .            (706)          (182)             (437)               129
        Accrued interest payable  . . . . . . . . .             913            (92)             (119)              (119)
        Real estate taxes payable   . . . . . . . .          (1,161)         1,925             1,390                210
        Tenant security deposits  . . . . . . . . .             599            526               348                 26
        Accounts payable and other
        liabilities . . . . . . . . . . . . . . . .              (5)           663              (812)               538
                                                      -------------    -----------    --------------     --------------
        Net cash provided by operating
        activities  . . . . . . . . . . . . . . . .          19,087         21,592             5,245              4,935
                                                      -------------    -----------    --------------     --------------
INVESTING ACTIVITIES
   Purchase of rental property  . . . . . . . . . .         (59,951)       (55,565)          (66,148)                --
   Improvements to rental property  . . . . . . . .         (16,189)       (12,227)           (1,746)            (1,731)
   Advances to unconsolidated real estate
   limited partnerships . . . . . . . . . . . . . .         (39,883)            --                --                 --
   Repayment from unconsolidated real estate
   limited partnerships . . . . . . . . . . . . . .          36,048             --                --                 --
   Note receivable - Officer  . . . . . . . . . . .              --             --            (1,000)                --
   Net proceeds from sale of rental property  . . .              --          7,650                --                 --
   Cash from contributed assets . . . . . . . . . .              --             --             3,423                 --
   Contribution to unconsolidated real estate
   limited partnerships . . . . . . . . . . . . . .              --            (28)             (557)                --
   Distribution from unconsolidated real estate
   limited partnerships . . . . . . . . . . . . . .              --          1,640                50                 --
   Purchase of partnership interests  . . . . . . .              --             --           (14,460)                --
                                                      -------------    -----------    --------------     --------------
     Net cash used in investing activities  . . . .         (79,975)       (58,530)          (80,438)            (1,731)
                                                      -------------    -----------    --------------     --------------
FINANCING ACTIVITIES
   Net proceeds from common stock offering  . . . .              --             --           127,566                 --
   Capital Contributions from Investor I and II . .          23,000             --                --                 --
   Net proceeds from preferred stock offering . . .          24,132             --                --                 --
   Proceeds from sale of interest rate cap  . . . .           1,485             --                --                 --
   Decrease (increase) in escrowed bond
   funds-restricted   . . . . . . . . . . . . . . .           2,230          1,035            16,278            (20,089)
   Proceeds from bonds payable  . . . . . . . . . .          34,305         42,015             6,400             20,000
   Payment to sinking fund  . . . . . . . . . . . .              --           (550)               --                 --
   Escrow deposits  . . . . . . . . . . . . . . . .         (17,952)       (12,945)               --                 --
   Proceeds from notes payable  . . . . . . . . . .         145,721        102,362                --                 --
   Purchase of bonds payable  . . . . . . . . . . .         (12,217)       (15,053)               --                 --
   Repayment of notes payable . . . . . . . . . . .        (113,744)       (55,631)          (59,070)            (1,600)
   Deferred financing fees paid . . . . . . . . . .          (9,762)        (5,587)           (8,332)              (698)
   Partner capital contributions  . . . . . . . . .              18             14                 3              1,690
   Distributions to predecessor owners  . . . . . .              --             --            (3,859)                --
   Dividends paid to preferred stockholders . . . .            (284)            --                --                 --
   Dividends paid to common stockholders  . . . . .         (14,333)       (14,333)           (1,237)                --
   Distributions paid to minority interest  . . . .          (2,979)        (1,543)             (132)                --
   Distributions to partners  . . . . . . . . . . .              --             --                --             (1,708)
                                                      -------------    -----------    --------------     --------------
Net cash provided by (used in) financing
activities  . . . . . . . . . . . . . . . . . . . .          59,620         39,784            77,617             (2,405)
                                                      -------------    -----------    --------------     --------------
Net (decrease) increase in cash . . . . . . . . . .          (1,268)         2,846             2,424                799
Cash and cash equivalents at beginning of
period  . . . . . . . . . . . . . . . . . . . . . .           5,270          2,424                --              2,850
                                                      -------------    -----------    --------------     --------------
Cash and cash equivalents at end of period  . . . .   $       4,002    $     5,270    $        2,424     $        3,649
                                                      =============    ===========    ==============     ==============

See accompanying notes to consolidated and combined financial statements.

        AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                       (THE PREDECESSOR TO THE COMPANY)
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



1.       FORMATION AND ORGANIZATION OF THE COMPANY

         Ambassador Apartments, Inc., formerly Prime Residential, Inc., (together with its consolidated and unconsolidated investments in real estate limited partnerships, the "Company") was organized in Maryland on April 15, 1994. The Company was formed to continue the residential rental operations business of The Prime Group, Inc. and certain of its affiliates (collectively "PGI"). The Company will continue to make an election to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes.

         The Company is a self-administered and self-managed REIT engaged in the ownership and management of residential rental properties leased primarily to middle income tenants. As of December 31, 1996, the company owns interests in 49 apartment communities with a total of 14,564 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas. The Company's principal markets with more than 1,000 units include Phoenix and Tucson, Arizona; Orlando, Florida; and Austin, Houston and San Antonio, Texas.

         On August 31, 1994, the Company completed an initial public offering (the "Offering") of 7,821,000 shares of Common Stock at $16.00 per share. On September 12, 1994, the underwriters of the Offering exercised their over allotment option to purchase 1,137,525 shares of Common Stock at $16.00 per share.

         Upon consummation of the Offering, the Company contributed the initial net proceeds of $110.5 million from the Offering in exchange for 7,821,000 common units of partnership interest ("Common Units") of Ambassador Apartments, L.P., formerly Prime Residential, L.P. (the "Operating Partnership"). The Company contributed the net proceeds of $17.1 million from the exercise of the underwriters' over allotment option to the Operating Partnership in exchange for 1,137,525 Common Units.

         The Company is the sole general partner of the Operating Partnership and owns 90.28% of the Common Units and 100% of the Class A Preferred Units (defined below) as of December 31, 1996. Dividends declared or paid to holders of Common Stock and Class A Preferred Stock are based upon such distributions received by the Company with respect to its Common Units and Class A Preferred Units.

         Upon consummation of the Offering, PGI contributed its interest in the predecessor to the Company (the "Predecessor") to the Operating Partnership in exchange for a limited partnership interest represented by 846,703 Common Units, approximately $3.0 million in reimbursement of formation costs advanced by PGI and the right to receive an additional 441,000 Common Units (the "Performance Units") which will be issued if certain performance criteria are met. None of the performance criteria has been met as of December 31, 1996.
Of the 846,703 Common Units received by PGI, 156,250 Common Units were immediately transferred by PGI to a senior executive of the Company in exchange for such executive's interest in PGI. PGI also transferred the right to receive 90,000 Performance Units to the same senior executive. Another senior executive contributed his interests in the Predecessor to the Operating Partnership in exchange for 17,280 Common Units and the right to receive up to 9,000 Performance Units. PGI and senior executives

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(the "Limited Partners") hold all of their Common Units as limited partners of the Operating Partnership.

         Unless the context requires otherwise, all references to the Company herein mean Ambassador Apartments, Inc. and those entities owned or controlled by Ambassador Apartments, Inc., including the Operating Partnership. The combined financial statements of the Predecessor include the accounts of eleven property partnerships which owned the 21 Prime Properties (the "Predecessor Partnerships"). The Predecessor Partnerships were considered to be entities under common ownership and management. Upon consummation of the Offering, PGI sold a 50% interest in one Predecessor Partnership (Williamsburg Limited Partnership) to a senior executive of PGI. PGI then contributed to the Operating Partnership its ownership interest in ten of the Predecessor Partnerships and its remaining 50% ownership interest in Williamsburg Limited Partnership, which is accounted for as a joint venture using the equity method of accounting. The Company also acquired for $400,000 a 49.9% general partnership interest in a partnership ("Brook Run") which is accounted for as a joint venture using the equity method of accounting. Effective December 31, 1995, a partner in Brook Run with a 0.1% limited partnership interest assigned his interest to the Company.

         In August 1996, the Company entered into a joint venture with an affiliated entity to form G.P. Municipal Holdings, L.L.C. ("G.P. Holdings") (see Note 2). The Company owns a 49.6% interest in G.P. Holdings, which is accounted for as a joint venture using the equity method of accounting.

         At December 31, 1996 the interests of the Company are represented by three types of partnerships (collectively, the "Property Partnerships"): 1) interests in the partnerships owned by the Company prior to the Offering (the "Predecessor Partnerships"), 2) newly created partnerships which own certain properties acquired by the Company or transferred from other partnerships (the "New Partnerships"), and 3) real estate limited partnerships in which the Company owns a joint venture interest (the "Joint Venture Partnerships"). The following tables set forth the Property Partnerships and their corresponding operating properties.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



          PREDECESSOR PARTNERSHIPS                                 OPERATING PROPERTIES
------------------------------------------    ------------------------------------------------------------
 Eagle's Nest Partnership                      None  (1)
 LaJolla Partnership                           None  (1)
 Cape Cod Partnership                          None  (1)
 Braesview Partnership                         None  (1)
 Mesa Ridge Partnership                        None  (1)
 Prime H.C. Limited Partnership                None  (1)
 Prime Aspen Limited Partnership               None  (1)
 Brookdale Lakes Partners                      None  (1)
 Prime Crest, L.P.                             None  (1)
 Ambassador I, L.P.                            Privado Park        Quail Ridge         Windridge
 (formerly Prime MFP Limited Partnership)      Shadow Creek        Tierra Bonita       Bent Oaks
                                               Vista Ventana       The Stratford       Mountain View

          NEW PARTNERSHIPS
          ----------------
 Ambassador II Limited Partnership             Sandalwood          Country Club West   Pine Shadows
 (formerly Prime MFP II Limited                Trails of Ashford   Courtney Park       Hidden Lake
                                               Crossroads          Heather Ridge       Woodlands
                                               LaJolla de Tucson

 Ambassador III, L. P.                         Sun Lake
 (formerly Prime MFP III Limited

 Ambassador IV, L.P.                           Falls of Bells Ferry
 (formerly Prime MFP IV Limited

 Ambassador V, L.P.                            None
 (formerly Prime MFP V Limited

 Ambassador VI, L.P.                           Cypress Ridge       Madera Point
 (formerly Prime MFP VI Limited                Broadmoor           Stonybrook

 Ambassador VII, L.P.                          Coral Cove          Summit Creek
 (formerly Prime MFP VII Limited               Tatum Gardens       Westway Village

 Ambassador VIII, L.P.                         Eagle's Nest        Harbor Cove         The Mills
                                               Cape Cod            Prime Crest         Shallow Creek
                                               LaJolla             Royal Crest         Franklin Oaks
                                               Mesa Ridge          Aspen Hills         Crossings of Bellevue
                                               Braesview           Brookdale Lakes

 Ambassador/CRM Florida Partners               Arbors              Village Crossing
 Limited Partnership                           Ocean Oaks          Haverhill Commons

    JOINT VENTURE PARTNERSHIPS
    --------------------------
 Williamsburg Limited Partnership              Williamsburg
 Brook Run Associates                          Brook Run
 G.P. Municipal Holdings, LLC                  N/A

(1) Transferred properties to Ambassador VIII, L.P. concurrently with the closing of the FNMA Facility, as described below.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(a)      Basis of Presentation

         The accompanying consolidated financial statements include, subsequent to the Offering, the accounts of the Company, the Operating Partnership and all entities in which the Company has majority interest or control. The effects of all significant intercompany balances and transactions have been eliminated in the consolidated and combined presentation.

         Investments in Joint Venture Partnerships which the Company does not have a majority interest in, or control of, are accounted for on the equity method, except that any gains or losses of Williamsburg Limited Partnership resulting from financing transactions are allocated to the Company, the managing general partner of Williamsburg Limited Partnership. To the extent the Company's investment basis differs from its share of the capital of an unconsolidated Partnership, such difference is amortized over the depreciable life (20 years) of the unconsolidated Partnership's investment assets.

         Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 consolidated presentation. Such reclassifications have not changed the results of operations for 1995 and 1994.

(b)      Revenue Recognition

         Rental revenue is recognized as income in the period earned.

(c)      Development Costs

         All property renovation costs, including construction, architectural design and other similar renovation costs incurred during the renovation period, are capitalized to rental property.

(d)      Cash Equivalents

         All highly liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.

(e)      Rental Property

         Rental property is carried at lower of cost or fair value.

         The Company evaluates its rental properties periodically for indicators of impairment, including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If rental property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. No impairment losses are included in the accompanying financial statements.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


         Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:

        Building  . . . . . . . . . . . . . . . . . . . . .          30-40 years
        Building improvements . . . . . . . . . . . . . . .           5-30 years
        Furniture and equipment . . . . . . . . . . . . . .           3-12 years


         Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

(f)      Income Taxes

         The Company will continue to make an election to qualify as a REIT. Under the applicable provisions of the Internal Revenue Code of 1996, as amended, a REIT will generally not be subject to Federal income tax so long as it distributes at least 95% of its REIT taxable income to its shareholders and complies with certain other requirements. Even if the Company qualifies as a non-taxable entity for Federal income tax purposes, the Company may be subject to certain state or local taxes on its income and property depending on the tax laws of particular states. Prior to the Offering, no provision for Federal income taxes has been made in the accompanying combined financial statements of the Predecessor as the liability for any such taxes is that of the partners of the respective combined entities rather than the Predecessor.

         As of December 31, 1996 the bases of the Company's net assets reported in the Company's consolidated financial statements exceeded the tax bases by approximately $6.0 million.

(g)      Deferred Financing Costs

         Deferred financing costs include costs incurred to obtain long-term financing and interest rate protection. The deferred financing costs are being amortized over the terms of their respective agreements on a straight-line basis. During 1996, unamortized deferred financing costs of approximately $9.8 million were fully amortized due to sale of the interest rate cap, early repayment of bridge financing, and reissuance of certain bonds in connection with replacement of credit enhancement. During 1995, unamortized deferred financing costs were written off upon the Company's acquisition of its fixed rate bonds, termination of standby purchase agreements with the Lumbermens Mutual Casualty Company ("Kemper Lender"), and the Company's sale of the Laurelwood property. The total unamortized financing costs written off due to the transactions mentioned above was approximately $2.0 million. Unamortized financing costs written off due to early repayment of debt in 1994 were approximately $855,000.

                                                                       (IN 000's)
                                                                      DECEMBER 31
                                                     -----------------------------------------
                                                         1996          1995            1994
                                                     ----------    -----------     -----------
                                                     $   25,558    $    15,796     $    12,163
 Deferred financing costs  . . . . . . . . . . .

 Accumulated amortization  . . . . . . . . . . .        (15,918)        (4,266)         (1,474)
                                                     ----------    -----------     -----------
                                                     $    9,640    $    11,530     $    10,689
                                                     ==========    ===========     ===========

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(h)      Minority Interest

         Concurrently with the formation of the Operating Partnership, PGI and certain senior executives of the Company contributed assets in exchange for 863,983 Common Units, and certain senior executives purchased 100,000 Common Units in the Operating Partnership. PGI and certain senior executives of the Company hold these Common Units as Limited Partners. The partners' equity of the Operating Partnership excludes loans made by the Operating Partnership to certain senior executives of the Company in the amounts of $1.4 million and $250,000 ($1.3 million and $244,000, respectively, at December 31, 1996) to acquire 84,375 and 15,625 Common Units, respectively. However, the minority interest percentage in the Operating Partnership includes such Common Units because these executives will receive all of the benefits of a Common Unit holder. The loans are collateralized by pledges of the Common Units acquired with the loan proceeds. The loans bear interest at the prime rate (8.50% at December 31, 1996 and 1995) plus 0.50% per annum and have a maturity date of August 31, 2004.

         The 963,983 Common Units held by Limited Partners have the same characteristics as 963,983 shares of Common Stock in as much as they share proportionately in any distributions of the Operating Partnership. The minority interest ownership percentage is calculated by dividing the number of Common Units held by Limited Partners divided by the total number of outstanding Common Units.

         On March 27, 1996, the Company, through its affiliates, formed two new limited partnerships, Jupiter-I, L.P. and Jupiter-II, L.P., which hold 99% limited partnership interests in Ambassador I, L.P. and Ambassador VII, L.P., respectively. The Company, through its affiliates, holds a 1% general partnership interest in both Ambassador I, L.P. and Ambassador VII, L.P. and a 49.6% general partnership interest in both Jupiter-I, L.P. and Jupiter-II, L.P.

         In return for a capital contribution of $17.8 million, a Japanese corporation ("Investor I") received a 50.4% limited partnership interest in Jupiter-I, L.P. In return for a capital contribution of $5.2 million, a Japanese individual ("Investor II") received a 50.4% limited partnership interest in Jupiter-II, L.P. The Company used the proceeds to pay approximately $1.4 million of placement fees and formation costs for Jupiter-I, L.P. and Jupiter-II, L.P. and approximately $21.6 million to repay principal outstanding on the Company's Nomura Revolving Loan (defined below). The Company treats as minority interest any profits and losses allocated to Investor I and Investor II in accordance with the respective partnership agreements of Jupiter-I, L.P. and Jupiter-II, L.P.

         The partnership agreements of Jupiter-I, L.P. and Jupiter-II, L.P. provide that profits and losses will generally be distributed to the partners as follows. All depreciation of the applicable properties (see above) shall be allocated to the partners in proportion to their respective ownership percentages. All other profit and loss (excluding depreciation) from the applicable properties shall be allocated to the partners in proportion to the amount of cash distributed to each partner during the year (see below).

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


         To the extent available, the following cash distributions shall be made to the partners of Jupiter-I, L.P. First, Investor I shall receive an 8.5% per annum cumulative priority return on its original investment, paid monthly in arrears. Second, the Company shall receive an 8.5% per annum cumulative priority return on its capital contribution (as defined) into Jupiter-I, L.P., paid monthly in arrears. Third, the Company shall receive excess cash flow up to a specified amount (as defined), paid quarterly in arrears. Fourth, any remaining excess cash flow from Ambassador I, L.P. is paid quarterly in arrears, 30% to Investor I and 70% to the Company.

         To the extent available, the following cash distributions shall be made from Ambassador VII, L.P. to the partners of Jupiter-II, L.P. First, Investor II receives an 8.5% per annum cumulative priority return on its original investment, paid monthly in arrears. Second, the Company receives an 8.5% per annum cumulative priority return on its capital contribution (as defined) into Jupiter-II, L.P., paid monthly in arrears. Third, the Company receives excess cash flow up to a specified amount (as defined), paid quarterly in arrears. Fourth, any remaining excess cash flow from Ambassador VII, L.P. is paid quarterly in arrears, 30% to Investor II and 70% to the Company.

         At any time following the fifth, but automatically upon the seventh, anniversary of the formation of Jupiter-I, L.P. and Jupiter-II, L.P., Investor I and Investor II are each entitled to a redemption of their partnership interests in the form of cash and/or Common Stock in the Company. The election of the form of the redemptions (cash or stock) is at the sole and absolute discretion of the Company. The Company has reserved 1,195,233 shares of Common Stock for issuance upon conversion of the limited partnership interests by Investor I and Investor II.

(i)      Earnings Per Share of Common Stock

         Primary earnings (loss) per Common Stock were computed by dividing earnings (loss) after deduction of Class A Preferred Stock dividends by the average number of common and dilutive equivalent shares outstanding, which there are none. Fully diluted per share of Common Stock amounts assume conversion of Class A Preferred Stock and the elimination of the related Class A Preferred Stock dividend requirement as well as conversion of Investor I and Investor II limited partnership interests in certain of the Company's consolidated subsidiaries into Common Stock and elimination of the related Minority Interest representing income allocated to Investor I and II. The conversion of a Common Unit to Common Stock will have no effect on earnings per share of Common Stock since the allocation of earnings to a Common Unit is equivalent to earnings allocated to a share of Common Stock.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(j)      Derivative Financial Instruments

         The Company has entered into swap transactions to modify the interest characteristics with respect to certain of its variable rate tax-exempt bonds (see Note 2). The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable rates over the life of the agreement without an exchange for the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from the counter party is included in other liabilities or accounts receivable. The fair value of any swap agreement that qualifies as a hedge is not recognized in the financial statements. The gain or loss on any termination of the interest rate swap agreement will be deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contractual life of the terminated swap agreement. In the event of the early extinguishment of the related debt, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Other swap agreements are recorded at fair value.

         The Company purchased interest rate protection to hedge its exposure to increases in interest costs for certain other of its variable rate tax-exempt bonds (see Note 2). The premium paid for the Company's interest rate protection is included in deferred financing costs and is amortized ratably over the term of the related interest rate protection agreement. Payments received as a result of the specified interest rate index exceeding the strike price are accrued in accounts receivable and are recognized as a reduction of interest expense (the accrual accounting method). Upon any termination of the interest rate protection agreement, any gain or loss is recognized in income coincident with the termination.

         The Company is exposed to credit loss in the event of non performance by counter-parties on the interest rate swap agreements, but the Company does not expect non-performance by any of these counter parties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counter party.

(k)      Use of Estimates

         The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(l)      Stock Based Compensation

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."
Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. Unaudited pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied, are presented in Note 6.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


2.       DEBT (A)



                                                        DECEMBER 31,
                                                ---------------------------------
                                                  1996            1995              MATURITY DATE
                                                --------        --------            -------------
                                                           (IN 000'S)

BONDS PAYABLE
Prime Crest (B)(D)..........................    $  2,400        $  2,400                12/21
Royal Crest (B)(D)..........................       3,400           3,400                12/21
Aspen Hills (B)(D)..........................       9,800           9,800                12/21
Eagle's Nest (B)(D).........................       5,200           5,200                12/21
LaJolla (B)(D)..............................      10,000          10,000                12/21
Cape Cod (B)(D).............................       8,100           8,100                12/21
Braesview (B)(D)............................      20,500          20,500                12/21
Mesa Ridge (B)(D)...........................       5,100           5,100                12/21
Harbor Cove (B)(D)..........................       5,900           5,900                12/21
Brookdale Lakes (B)(D)......................      14,800          14,800                12/26
Bent Oaks (B)(D)............................       4,400           4,400                12/23
Privado Park (B)(D).........................       9,200           9,200                12/33
Quail Ridge (B)(D)..........................       6,400           6,400                12/33
Shadow Creek (B)(D).........................       5,600           5,600                12/33
Vista Ventana (B)(D)........................       6,400           6,400                12/33
Cypress Ridge (C)(E)........................       4,250              --                06/26
The Mills (B)(D)............................      14,575              --                12/26
The Stratford (B)(D)........................       5,945           5,945                12/21
Broadmoor (C)(E)............................       6,000              --                06/26
Windridge (B)(D)............................       6,270           6,270                12/21
Shallow Creek (B)(D)........................       2,300              --                12/26
Tierra Bonita (B)(D)........................       6,000           6,000                12/33
Franklin Oaks (B)(D)........................      17,700          17,700                12/21
Falls of Bells Ferry (H)....................      28,935          28,935                02/09
Madera Point (C)(E).........................       7,180              --                06/26
Arbors (B)(F)...............................       7,280              --                08/15
Ocean Oaks (B)(F)...........................      10,920              --                08/15
Village Crossing (F)........................       9,800              --                12/07
Haverhill Commons (F).......................      10,950              --                12/07
Crossings of Bellevue (G)...................       8,572              --                05/97
Sun Lake (G)................................      15,478              --                10/25
                                                --------        --------
Total Bonds Payable.........................    $279,355        $182,050
                                                ========        ========


NOTES PAYABLE
Bank One Loan (J)                               $ 63,950        $     --                06/99
LaJolla Note (I)                                      --             930                   --
Coral Cove (K)                                     4,031              --                04/26
Summit Creek (K)                                   3,583              --                04/26
Tatum Gardens (K)                                  3,483              --                04/26
Westway Village (K)                                4,927              --                04/26
Nomura Revolving Loan (J)                             --          47,001                   --
                                                --------        --------
Total Notes Payable                             $ 79,974        $ 47,931
                                                ========        ========


------------

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(A) Debt is collateralized by substantially all of the assets of the respective Partnerships.

(B) Permanent financing for these properties has been provided by variable rate tax-exempt revenue bonds (the "Bonds"). Under the terms of the bond loan agreements, the respective issuing Partnerships are to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Bonds. The rates ranged from 2.5% to 7.0% for the year ended December 31, 1996, 2.7% to 6.0% for the year ended December 31, 1995 and 1.75% to 5.55% in 1994. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the respective Partnership. A bondholder may tender the Bonds during the variable interest rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents shall immediately remarket the Bonds. In the event the remarketing agents fail to remarket any of the Bonds, the Partnerships are obligated to purchase those Bonds, for which they may draw on the letters of credit. The remarketing agents receive a fee between 0.08% and 0.125% per annum of the outstanding Bond balance, payable quarterly in arrears. Such fees are included as financing fees in the accompanying consolidated and combined statements of operations.

         Under the terms of the bond loan agreements, the Bond proceeds were deposited in escrow accounts with trustee third-party banks. The Bond funds were used for development costs including the acquisition and rehabilitation of the properties owned by the Partnerships. As of December 31, 1996, $549,000 remains in escrow for future renovation programs.

(C) Permanent financing for these properties has been provided by fixed rate tax-exempt term bonds (the "Term Bonds"). Under the terms of the bond loan agreements, the respective issuing Partnerships are to make interest-only payments using a fixed rate ranging from 5.3% to 6.35% depending upon the maturity date of each series of bonds. The Term Bonds proceeds were deposited into escrow accounts with trustee third-party banks. The Term Bonds funds were used for development costs including the acquisition and rehabilitation of the properties owned by the Partnerships. As of December 31, 1996, there were no funds in escrow for future renovation costs associated with the Term Bonds. The Term Bonds are subject to mandatory redemption dates beginning on June 1, 2006 with final maturity of the Term Bonds on June 1, 2026.

(D) On December 18, 1996, the Company replaced its letters of credit on approximately $186.5 million of existing variable rate tax-exempt bonds associated with 22 of its properties (including Williamsburg) with a single facility (the "FNMA Facility") issued by Federal National Mortgage Association ("FNMA"). FNMA has established three separate mortgage pools as collateral for providing credit enhancement on the bonds. The first pool, which consists of 13 properties that have a carrying value of approximately $140.6 million at December 31, 1996, collateralizes $119.8 million of variable rate tax-exempt bonds. The second pool collateralizes $50.2 million of variable rate tax-exempt bonds relating to eight properties owned by Ambassador I, L.P. (formerly Prime MFP Limited Partnership), whose carrying value approximated $61.0 million at December 31, 1996. The third pool collateralizes $16.5 million of variable rate tax- exempt bonds relating to the Williamsburg property, whose carrying value approximated $15.0 million at December 31, 1996. The credit enhancement agreements are collateralized by first mortgages on the properties.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



         FNMA is entitled to credit enhancement fees on the FNMA Facility at a weighted average rate of 1.04% per annum of the base value of the bonds, less any cash collateral. FNMA also receives a reserve fee of 0.38% per annum on the amount of cash collateral with respect to the FNMA Facility. The credit enhancement and reserve fees are payable monthly in advance.

         As additional collateral, the Company deposited $15.2 million with FNMA into an interest bearing escrow account. The Company is also making monthly principal reserve payments of approximately $243,000 to FNMA which will be used to redeem bonds. The FNMA credit enhancement matures on December 1, 2021.

(E) On October 1, 1996, the Company entered into Insurance and Indemnity Agreements with Financial Security Assurance, Inc. ("FSA") to provide credit enhancement for these three bond issues. The Company made a ten year prepayment of the insurance premium in the amount of $775,937, which is included in other assets and will be expensed over a ten year period. In addition, an annual insurance premium will be due in the amount of 0.6% payable monthly in advance on the face amount of the bonds, commencing June 12, 2006. The Insurance and Indemnity Agreements have expiration dates consistent with the redemption dates of the bonds themselves with maturities that begin on June 1, 2006 with final maturity of the bonds on June 1, 2026. The Insurance and Indemnity Agreements are collateralized by first mortgages on the properties, whose carrying value approximated $22.3 million at December 31, 1996.

(F) Permanent financing for these properties has been provided by variable rate tax-exempt bonds (the "Florida Bonds"). The interest rate on $20.7 million of the Florida Bonds is reset annually by the remarketing agent on December 1 of each year. At December 31, 1996 the rate was 8.5% (pay rate of 6.0% and 2.5% deferred rate) and is paid monthly in arrears. Deferred interest, if any, is paid every August 1 and February 1. These bonds were issued by Housing Finance Authority of Palm Beach County and have a maturity date of December 1, 2007. Interest on the remaining $18.2 million Florida Bonds is currently calculated using a variable rate determined by the respective remarketing agent of the bonds. The interest rate is currently reset on a weekly basis. These bonds were also issued by Housing Finance Authority of Volusia County and have a maturity date of August 1, 2015. The Company's obligation under the Florida Bonds is collateralized by first mortgages on the properties, whose carrying value approximated $38.3 million at December 31, 1996.

         Concurrent with the acquisition of the Florida Properties, the Company, through G.P. Holdings, contributed its interest in the Florida Bonds to TEB Municipal Trust I, a New York Trust ("TEB") in which G.P. Holdings is the managing depositor of TEB. TEB, in turn, sold $27.0 million in Class A certificates of beneficial interests in TEB. The Class A certificates are credit enhanced by Bank One, Akron and are priced as AA rated seven day variable rate tax exempt bonds. The interest rate on the Class A certificates is swapped for seven years at 4.85% with Goldman Sachs. On October 25, 1996, TEB sold $10.0 million in Class B certificates to a group of individual investors. The Class B certificates earn interest at a fixed rate of 12% per annum, paid monthly. G.P. Holdings holds the remaining $2.0 million in Class G certificates which earn interest equal to the excess of interest earned by TEB

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


         ownership of the Florida Bonds over distributions paid to the Class A and Class B certificate holders. Under the terms of the LLC agreement, the Company received 100% of any excess cash flows, as defined, from G.P. Holdings at December 31, 1996.

(G) Under the terms of the Bellevue Bonds note agreement, the Company currently makes monthly principal and interest payments based on a 30-year amortization. The Bellevue Bonds bear interest at 9.3% and were issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County. The Bellevue Bonds are guaranteed by FNMA and mature on May 1, 1997. The Company is currently negotiating with FNMA to include the Bellevue Bonds under the FNMA Facility. The guaranty is collateralized by a first mortgage on the property, whose carrying value approximated $15.7 million at December 31, 1996.

         Under the terms of the Sun Lake Bonds note agreement, the Company currently makes monthly principal and interest payment based on a 30-year amortization. The Sun Lake Bonds bear interest at 6.45% and were issued by the Orange County Housing Finance Authority. The Sun Lake Bonds are also guaranteed by FNMA and mature on October 1, 2025. The guaranty is collateralized by a first mortgage on the property, whose carrying value approximated $24.3 million at December 31, 1996.

(H) Under the terms of the Falls Bonds loan agreement, the issuing Partnership is to make interest-only payments calculated using a one-year fixed rate determined by the remarketing agents of the Falls Bonds which is adjusted annually on January 15. The rate was 3.55% at December 31, 1996 and 5.25% at December 31, 1995. Under certain conditions the interest rate on the Falls Bonds may be converted to a long-term fixed rate at the request of the Partnership.

         The Falls Bonds are collateralized by an irrevocable letter of credit issued by Guardian Savings and Loan Association. A letter of credit fee of 1% per annum of the outstanding amount of the letter of credit for the period from September 1, 1995 through August 15, 2004, and 2% per annum of the outstanding amount of the letter of credit from August 16, 2004 through August 15, 2006, and 2 1/2% per annum from August 16, 2006 through February 1, 2009. The letter of credit is collateralized by a mortgage on the property, whose carrying value approximated $31.3 million at December 31, 1996, and cash placed in escrow with Guardian Savings and Loan Association of $3.3 million.
         The cash collateral will remain in place for as long as the Letter of Credit is outstanding. The letter of credit expires on February 1, 2009. The total commitment outstanding under the letter of credit at December 31, 1996 is approximately $29.5 million. The due date of the Falls Bonds would be accelerated upon the expiration of the letter of credit unless the letter of credit is extended or replaced.

         A bondholder may tender the Falls Bonds during the one year fixed rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents shall immediately remarket the Falls Bonds. In the event the remarketing agents fail to remarket any of the Falls Bonds, the Partnerships are obligated to purchase the Falls Bonds, for which they may draw on the letters of credit. The remarketing agents receive a fee of

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


         0.325% per annum payable quarterly in arrears. Such fees are included as financing fees in the accompanying consolidated statement of operations.

(I) Pursuant to a rehabilitation loan agreement with the City of San Antonio, the loan bore no interest as long as certain rehabilitation restrictions were met and required monthly principal payments of $10,000 which began on February 1, 1995. On December 18, 1996, the Company repaid the entire outstanding principal balance on this loan.

(J) Concurrent with the Offering, the Company entered into an agreement for a revolving credit facility (the "Nomura Revolving Loan") with Nomura Asset Capital Corporation ("Nomura") for approximately $43.5 million which was subsequently increased to $100.0 million. Borrowings under this facility bore interest at a floating rate equal to 1.75% per annum above the 30-day LIBOR rate.

         On June 26, 1996, the Company refinanced its Nomura Revolving Loan, with Bank One Arizona, NA (the "Bank One Loan"). The Bank One Loan bears interest at a variable rate between LIBOR plus 1.70% and 1.95% (as defined in the Bank One Loan Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of December 31, 1996, the amount available under the Bank One Loan is approximately $64.0 million. As of December 31, 1996, ten properties, whose carrying value approximated $85.8 million, are pledged as collateral under the Bank One Loan and $64.0 million was outstanding. The Bank One Loan matures on June 26, 1999. However, the Company may request one year extensions pursuant to the terms of the agreement.

         The Company was not in compliance with certain covenants relating to its Bank One Loan as of December 31, 1996. However, the Company has obtained a waiver covering the period through June 30, 1997 and is currently negotiating with Bank One to modify the loan agreement. The ultimate outcome of their negotiations cannot be determined at this time. Accordingly, 1997 maturities in the five year debt schedule below incudes the outstanding principal amount of the Bank One Loan.

(K) Ambassador VII, L.P. (formerly Prime MFP VII Limited Partnership) was formed to own four properties (Coral Cove, Westway Village, Summit Creek and Tatum Gardens). In connection with the formation of Jupiter-II, L.P., Nomura provided a $16.1 million loan collateralized by the four properties, whose carrying value approximated $23.7 million at December 31, 1996. Under the terms of the loan agreements, payments of principal and interest at a rate equal to 7.88% based on a 30- year amortization are due monthly in advance. The loan matures on April 11, 2026.

Interest Rate Protection Facilities

         On August 31, 1994, the Company acquired an interest rate cap for approximately $5.6 million to protect itself from interest rate fluctuations. On March 14, 1996, the Company sold its interest rate protection contract for approximately $1.5 million. As a result of this sale, the Company recognized $2.1 million loss, net of minority interest.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



         On May 26, 1995, the Company entered into a swap transaction with Nomura Capital Services, Inc. ("NCSI") pursuant to which the Company paid a fixed rate on approximately $130.0 million of its variable rate tax-exempt bonds. Under the terms of the swap agreement, the Company paid, quarterly in advance, a fixed rate of 6.498% on a notional amount of $94.0 million to NCSI, which results in an effective interest rate of 4.7% on $130.0 million of the Company's variable rate tax-exempt bonds, and NCSI paid a variable amount based on 72.5% of 30 day LIBOR rate on $94.0 million notional amount. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate was based) and the Kenny Index (the tax-exempt bond index.) The swap agreement had a maturity date of May 26, 2005. However, this swap agreement was canceled on December 9, 1996 as described below.

         On February 27, 1996, the Company entered into a swap transaction with NCSI (subsequently assigned to Salomon Brothers) pursuant to which the Company pays a variable rate (71% of 30-day LIBOR) on a notional amount of $130.0 million of variable rate tax-exempt bonds to Salomon Brothers. The Company receives a floating rate based on the Kenny Index. This swap agreement matures on February 26, 1999.

         On March 14, 1996, the Company entered into an additional interest rate swap transaction with NCSI pursuant to which the Company paid a fixed rate of 6.55% on a notional amount of approximately $17.0 million to NCSI, which resulted in an effective interest rate of approximately 4.72% on $23.6 million of variable rate tax-exempt bonds. This swap agreement had a maturity date of March 17, 2003. However, this swap agreement was also canceled on December 9, 1996 as described below.

         On October 3, 1996, the Company entered into an interest rate swap transaction with Goldman Sachs Capital Markets, L.P. ("Goldman") pursuant to which the Company pays a fixed rate of $26.5 million of its variable rate tax-exempt bonds. Under this swap agreement, the Company pays, quarterly in advance, a fixed rate of 6.84% to Goldman and receives a floating rate based on a 30-day LIBOR.

         On December 9, 1996, the Company canceled its swap agreements with respect to its $94.0 million and $17.0 million swap transaction entered into with NCSI and entered into a new swap transaction with Credit Lyonnais New York Branch ("CLNY"). Pursuant to this swap agreement, the Company pays a fixed rate on $186.5 million (including Williamsburg Limited Partnership) of its variable rate tax-exempt bonds. Under the terms of the agreement, the Company pays a fixed rate of 4.636% on a notional amount of $186.5 million to CLNY and receives a floating rate based on the PSA Municipal Swap Index. The swap agreement matures on December 9, 2003.

         The loss on cancellation of the swap agreements of approximately $1.4 million will be amortized over the original life of the swap and recognized as an adjustment to interest expense on the underlying bonds.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Other
         Interest costs were as follows:

                                                                  (IN 000'S)
                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                     1996             1995             1994
                                                -----------      -----------       ------------
                                                $    14,145      $     8,903       $      6,860
 Total interest incurred . . . . . . . . .
 Interest paid . . . . . . . . . . . . . .           13,232            8,995              7,098

         Scheduled principal payments of bonds and notes payable and sinking fund deposits as of December 31, 1996 are as follows:

                                                                                            (IN 000'S)
                                                                                           -----------
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    75,893
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,373
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,387
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,407
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,427
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            269,842
                                                                                             ---------
                                                                                             $ 359,329
                                                                                             =========

3.       TRANSACTIONS WITH RELATED PARTIES

         Prior to the Offering, PGI and/or certain subsidiaries of Kemper Corporation ("Kemper Companies") were entitled to payments and fees for various services performed for the Predecessor.

                                                                                    (IN 000'S)
                                                                            YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                1996                 1995              1994
                                                              ---------            --------          --------
                                                                 --                   --              $937(A)
 Property management fees  . . . . . . . . . .

 Asset management fees . . . . . . . . . . . .                   --                   --               172(A)

----------------------------

(A)      Incurred and paid prior to the Offering.

         There were no amounts due to PGI and/or Kemper Companies at December 31, 1996 or 1995.

4.       UTILITY DEPOSITS

         Certain Partnerships are required to place escrow deposits with local utility companies. The deposits are typically for a two year period and accrue interest at an average rate of approximately 4% per annum. Total utility deposits, including accrued interest, at December 31, 1996 and December 31, 1995 are approximately $1.0 million and $746,600, respectively. Such deposits are included in accounts receivable.

5.       NOTE RECEIVABLE--OFFICER

         Concurrently with the Offering, the Operating Partnership made a limited recourse loan to a senior executive of the Company in the amount of $1.0 million which he used to pay income taxes due in connection with the transfer by PGI to him of 156,250 Common Units. The loan is

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


collateralized by a subordinate pledge of these Common Units. The loan bears interest at 8% per annum and matures on March 1, 1998.

6.       STOCK OPTION PLAN

         In 1994, the Company established a stock option plan for the purpose of attracting and retaining directors, executive officers and other significant employees (the "1994 Option Plan"). The Company authorized the issuance of options to purchase 425,000 shares of Common Stock. In 1996, however, the Company's board of directors amended the 1994 Option Plan to increase the number of options to purchase Common Stock from 425,000 to 469,000.

         Options to purchase an aggregate of 322,000 shares of Common Stock were granted at a purchase price of $16 per share to Michael W. Reschke and three executive officers. Options to purchase an aggregate of 30,000 shares of Common Stock were also granted to four outside directors at a purchase price of $16 per share. These options vest at a rate 33 1/3% per year over the next three years. These initial options have a grant date of August 31, 1994 and a term of ten years.

         In 1995, options to purchase 19,000 shares of Common Stock were granted under the 1994 Option Plan at a purchase price of between $15.53 per share and $16 per share to certain key employees. These options vested in certain cases immediately upon the grant date or up to two years, and they have terms of five to ten years.

         In 1996, options to purchase 90,000 shares of Common Stock were granted to four executive officers of the Company, pursuant to the 1994 Option Plan, at a purchase price of between $17.50 and $18.65 per share. Certain of these options vest ratably over the next 48 months and have a term of ten years. The remaining options vest over six months and a ten year term. The Company also granted options to purchase 18,000 shares of Common Stock to certain key employees at a purchase price of $16.95 per share. These options vested immediately upon the grant date of the options and have a five year term.

         The board of directors of the Company established a new stock option plan in 1996 (the "1996 Option Plan") to attract and retain directors, executive officers and other significant employees. The 1996 plan is subject to stockholder approval at the Company's May 15, 1997 annual meeting. Under the 1996 Option Plan, the Company authorized the issuance of an additional 200,000 shares of Common Stock (subsequently increased to 250,000 in March 1997) . During 1996 options to purchase an aggregate of 85,000 shares of Common Stock at a purchase price of $22 per share were granted to three executive officers of the Company. The options vest ratably over the next 48 months and have a term of ten years. Additionally, under the 1996 Option Plan, options to purchase an aggregate of 37,500 shares of Common Stock were granted to four outside directors of the Company and Michael W. Reschke. These options vested immediately upon the grant date and have a ten year term.

         At December 31, 1996, none of the options granted has been exercised under either the 1994 or 1996 Option Plan. Options for 67,500 and 51,000 shares of Common Stock are available for grant at December 31, 1996 and 1995, respectively.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


         Information on stock options is shown in the following table:

                                      OPTIONS OUTSTANDING                         EXERCISABLE OPTIONS
                                 ---------------------------------          --------------------------------
                                                   WEIGHTED-AVERAGE                          WEIGHTED-AVERAGE
                                 SHARES             EXERCISE PRICE          SHARES            EXERCISE PRICE
                                 ------             --------------          ------            --------------
 JANUARY 1, 1994                      --                      --
 Options granted                 352,000                  $16.00
 Options canceled                (10,000)                  16.00
                                --------------------------------
 DECEMBER 31, 1994               342,000                   16.00                 --                     --
 Options granted                  19,000                   15.64
                                --------------------------------
 DECEMBER 31, 1995               361,000                   15.98            160,999                 $15.95
 Options granted                 230,500                   20.26
                                --------------------------------
 DECEMBER 31, 1996               591,500                  $17.63            391,750                 $16.90
                                ================================

         Exercise prices for options outstanding as of December 31, 1996 ranged from $15.25 to $22.00. The weighted-average remaining contractual life of those options is 8.2 years.

         The Company measures compensation cost using the intrinsic value-based method of accounting. Had compensation cost been determined using the fair market value-based accounting method for options granted in 1996 and 1995, unaudited pro forma information would be as follows (in thousands except for earnings per share information):


                                                             1996                1995
                                                        --------------      ---------------
                                                        $      (5,068)      $         9,862
 Unaudited pro forma net (loss) income
 Unaudited  pro  forma  earnings  per  common
   share                                                        (0.57)                 1.10
 Unaudited  pro forma  fully diluted earnings
   per share                                                    (0.40)                  N/A

         The weighted average fair value of an option granted in 1996 and 1995 was $6.16 and $5.16, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                     1996                        1995
                                                                 ------------                 -----------
 Risk-free interest rate                                              5.7%                         6.8%
 Dividend yields                                                     *0.0%                        *0.0%
 Volatility                                                          19.0%                        19.0%
 Expected life of option (years)                                      4.6                          5.0

* Assumes that stock price reflects dividend rate.

7.       SAVINGS PLAN

         Effective January 1, 1996, the Company established for the employees of the Company a retirement plan with a salary deferral retirement feature, which qualifies under section 401 of the Code (the "401(k) Plan"). The 401(k) Plan permits the employees of the Company to defer a portion

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


of their compensation in accordance with the provisions of section 401(k) of the Code. The 401(k) Plan allows participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts.
In addition, a profit sharing feature of the 401(k) Plan provides for a contribution by the Company to be made annually (beginning in February 1997 and in each February thereafter) on behalf of each participant in an amount, if any, as determined by the Company based upon a to-be-determined percentage of increases in profitability from year to year. In February 1997, the Company contributed a total of $33,000 on behalf of the participants. This amount is accrued at December 31, 1996, and is included in accounts payable and other liabilities. Amounts contributed by the Company on behalf of the participant will vest over a period of five years (20% per year). Amounts contributed by the Company and amounts contributed by the participants will be held in trust until distributed to the participant pursuant to the provisions of the 401(k) Plan.

8.       GAIN ON SALE OF RENTAL PROPERTY

         On December 15, 1995, the Company sold the Laurelwood property for $7.7 million, net of closing costs. Laurelwood had a net cost basis of $6.6 million, net of accumulated depreciation of approximately $464,000. The Company also wrote-off approximately $20,000 of unamortized deferred financing fees. As a result of the transaction described above, the Company realized a gain of approximately $966,000, net of minority interest of approximately $104,000.

9.       PREFERRED STOCK

         The Company is authorized to issue up to 20 million shares of preferred stock. On August 15, 1996, the Company issued 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred Stock"), par value $.01, for $18.50 per share or an aggregate amount of $25 million. Net of underwriting discounts and expenses, the Company received approximately $24.1 million in net proceeds from the issuance. The Company contributed the proceeds to the Operating Partnership in exchange for 1,351,351 preferred units of partnership interest ("Class A Preferred Units") of the Operating Partnership. The Operating Partnership, in turn, used such proceeds primarily for property acquisitions.

         The dividend on the Class A Preferred Stock issued and outstanding is paid quarterly at an annual rate of (i) $1.68 per share of Class A Preferred Stock, on or prior to August 14, 1997, (ii) for the period August 15, 1997 through August 14, 1998, $1.73 per share of Class A Preferred Stock, (iii) for the period August 15, 1998 through August 14, 1999, $1.78 per share of Class A Preferred Stock, (iv) for the period August 15, 1999 through August 14, 2001, $1.84 per share of Class A Preferred Stock, (v) for the period August 15, 2001 through August 14, 2002, $1.89 per share of Class A Preferred Stock, and (vi) on or after August 15, 2002, the greater of (x) $1.68 per Class A Preferred Stock, per annum or (y) the product of 1.05 of the dividend paid to Common Stock.

         The Class A Preferred Stock is convertible into common stock at the sole and absolute discretion of the holder. If converted on or prior to August 14, 1997, the number of shares of Class A Preferred Stock convertible into shares of Common Stock is determined by dividing the number of shares of Class A Preferred Stock by 1.08. If the conversion occurs after August 15, 1997, the

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


number of shares of Class A Preferred Stock convertible into shares of Common Stock is determined by dividing the number of shares of Class A Preferred Stock by 1.0.

         The Company has the right to redeem the Class A Preferred Stock on or after August 15, 2001. Prior to August 14, 2002, the Company has the right to redeem this Class A Preferred Stock at a premium of 1.06% of the per share purchase price of $18.50. The premium paid for the Class A Preferred Stock decreases over an eight year period to zero by August 15, 2010. In the event of a change of ownership of the Company, the Company may be required by the holder of Class A Preferred Stock to purchase all of the shares of Class A Preferred Stock at a price equal to the lesser of (i) $19.98 or (ii) the price at which the Company has the right to redeem shares of Class A Preferred Stock from the holders as described above.

         Except as limited by law, the holders of the Class A Preferred Stock are entitled to vote or consent on all matters submitted to the holders or Common Stock together with the common stock as a single class. Each share of Preferred Stock will entitle the holder to one vote for each share of common stock into which such Preferred Stock is convertible as of the record date for such vote or consent.

10.      DIVIDENDS AND DISTRIBUTIONS TO STOCKHOLDERS AND MINORITY INTEREST

         The total dividends declared to holders of Common Stock in 1996 and 1995 were approximately $14.3 million and $10.8 million, respectively, representing $1.60 and $1.20, respectively, per share. Dividends paid to holders of Common Stock in both 1996 and 1995 were $14.3 million. Of the dividends paid to stockholders in 1996, approximately $0.94 per share of Common Stock is considered to be a return of capital and $0.66 per share of Common Stock is considered to be capital gain.

         The total dividends authorized for payment to holders of Class A Preferred Stock in 1996 were approximately $851,000, representing $0.63 per share. Dividends paid to holders of Class A Preferred Stock in 1996 were approximately $284,000.

         Total distributions to the Minority Interest include distributions to the Common Units held by the Limited Partners as well as distributions made to Investor I and Investor II. Amounts declared in 1996 and 1995 for the Common Units held by the Limited Partners represent $1.60 and $1.20, respectively, per Common Unit. The following table summarizes the distributions declared and paid to the Minority Interest during 1996 and 1995:

                                                                (DOLLARS IN THOUSANDS)
                                                              FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                        1996                               1995
                                               ---------------------               ---------------------
                                               DECLARED         PAID               DECLARED         PAID
                                               --------         ----               --------         ----
 Limited Partners                               $1,542         $1,542               $1,157         $1,543
 Investor I                                      1,274          1,129                   --             --
 Investor II                                       346            308                   --             --

11.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



         The following methods and assumptions were used by management in estimating fair value disclosures for financial instruments:
                 CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.
                 ESCROW DEPOSITS: The carrying amount reported in the balance sheet for escrow deposits approximates fair value.
                 ESCROWED BOND FUNDS-RESTRICTED: The carrying amount reported in the balance sheet for escrowed bond funds-restricted approximates fair value.
                 NOTE RECEIVABLE-OFFICER: The carrying amount reported in the balance sheet for the note receivable officer approximates fair value.
                 INTEREST RATE CAP: The fair value of the interest rate cap agreement is estimated based on the Company's current replacement costs for similar interest rate protection contracts.
                 INTEREST SWAP: The fair value of the interest rate swap is estimated based on current settlement values.
                 BONDS PAYABLE: The carrying amounts of the Company's tax-exempt variable rate bonds approximate their fair value. Fair value of fixed rate tax-exempt bonds are estimated using discounted cash flow analyses, based on quoted market prices for similar borrowings.
                 NOTES PAYABLE: The carrying amounts of the Company's notes payable approximate their fair values based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amount of accrued interest approximates its fair value.

         The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                                      (IN 000'S)                          (IN 000'S)
                                                         1996                                1995
                                            -----------------------------       -----------------------------
                                              CARRYING            FAIR            CARRYING           FAIR
                                               AMOUNT             VALUE            AMOUNT            VALUE
                                            ------------       ----------       -----------       -----------
 ASSETS:
 Cash and cash equivalents                  $      4,002       $    4,002       $     5,270       $     5,270
 Escrow deposits                                  30,897           30,897            12,945            12,945

 Escrowed bond funds - restricted                    549              549             2,779             2,779
 Note receivable - officer                         1,000            1,000             1,000             1,000
 Interest rate cap                                    --               --             4,440             1,500

 LIABILITIES:
 Bonds payable                                   279,355          279,355           182,050           182,050
 Notes payable                                    79,974           79,974            47,931            47,931
 Interest rate swap                                  798            1,459                --             4,064

12.      EXTRAORDINARY ITEM

         During 1996, unamortized deferred financing costs were written off upon reissuance of certain bonds in connection with replacement of credit enhancement. As a result, the Company recognized an extraordinary loss of approximately $4.3 million, which is net of minority interest of

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


$1.5 million. The Company also wrote off unamortized deferred financing costs upon the early repayment of bridge financing; the Company recognized an extraordinary loss of approximately $209,000, which is net of minority interest of $22,000. In addition, the Company's share of income/loss from investments in unconsolidated real estate limited partnerships includes an extraordinary loss of $159,000, which is net of minority interest of $17,000.

         As a result of the Company's acquisition of its fixed rate bonds (see
Note 2) and subsequent discounts to the original purchase price paid to purchase such bonds, the Company recognized an extraordinary gain of approximately $2.3 million in 1995, net of minority interest of $253,000 and the $562,000 write-off of deferred financing costs and other loan fees associated with the bridge financing used to acquire the fixed rate bonds. In addition, the Company's share of income/loss from investments in unconsolidated real estate limited partnerships includes extraordinary income of $2.0 million, net of minority interest of $218,000.

         During 1994, unamortized deferred financing costs were written off upon the repayment of certain mortgage indebtedness. As a result, the Company recognized an extraordinary item of approximately $772,000, net of minority interest of $83,000.

13.      ACQUISITIONS

         During the year ended December 31, 1996, the Company acquired the properties listed below. Each property was purchased from an unaffiliated third party. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from their respective dates of acquisition. Acquisition cost includes the purchase price of the property and related closing costs.

                                                                                                     (IN 000's)
  PURCHASE DATE              PROPERTY                      LOCATION             UNITS             ACQUISITION COST
---------------     -------------------------      -----------------------      -----             ------------------
 02/09/96          Madera Point (1)                Mesa, AZ                      256                  $11,021
 04/18/96          LaJolla de Tucson               Tucson, AZ                    223                    4,883
 05/23/96          Stonybrook (2)                  Tucson, AZ                    411                    8,938
 08/20/96          The Arbors (3)                  DeLand, FL                    224                    7,721
 08/20/96          Ocean Oaks (3)                  Port Orange, FL               296                   11,471
 08/20/96          Village Crossing (3)            W. Palm Beach, FL             222                    9,253
 08/20/96          Haverhill Commons (3)           W. Palm Beach, FL             189                   10,114
 09/30/96          Pine Shadows                    Tempe, AZ                     272                    9,451
 09/30/96          Heather Ridge                   Phoenix, AZ                   252                    7,302
 10/01/96          Crossings of Bellevue (4)       Nashville, TN                 300                   15,789
 10/28/96          Hidden Lake                     Tampa, FL                     267                    5,856
 10/28/96          The Woodlands                   Tampa, FL                     416                    9,117
 11/21/96          Sun Lake (5)                    Lake Mary, FL                 600                   24,318


(1) The Company financed a portion of the acquisition of Madera Point by assuming $8.1 million of tax exempt bonds. Concurrently with the acquisition, the Company also purchased the bonds, a portion of which were subsequently sold (see Note 2).
(2) The Company financed a portion of the acquisition of Stonybrook by assuming $4.1 million of tax exempt bonds. Concurrently with the acquisition, the Company also purchased and continues to hold the bonds.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


(3) The Company financed a portion of the acquisition of The Arbors, Ocean Oaks, Village Crossing, and Haverhill Commons (collectively, the "Florida Properties") by assuming $39.0 million of tax exempt bonds. Concurrently with the acquisition, the Company also purchased the $39.0 million in tax-exempt bonds for $37.5 million, of which $37.0 was subsequently sold (See note 2).
(4) The Company financed a portion of the acquisition of the Crossings of Bellevue by assuming $8.6 million of variable-rate, tax exempt bonds.
(5) The Company financed a portion of the acquisition of Sun Lake by assuming $15.5 million of variable-rate, tax exempt bonds.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


14.      LEGAL PROCEEDINGS

         The Company is involved in a variety of legal proceedings arising in
the ordinary course of business.   It is management's belief that,
collectively, all such proceedings are not expected to have a material impact on the Company's financial position.

15.      SUBSEQUENT EVENTS

         On January 23, 1997, the Board of Directors declared a quarterly dividend of $0.40 per share to the stockholders of the Company for the quarter ended December 31, 1996. The dividends were paid on February 18, 1997 to holders of record as of February 10, 1997.

         On January 23, 1997, the Board of Directors also authorized distribution of $385,593, or $0.40 per unit holder, to limited partners of the Operating Partnership for the quarter ended December 31, 1996. The distributions were paid on February 18, 1997.

         On February 5, 1997, a former executive officer of the Company exercised his option to purchase 115,000 shares of Common Stock at grant prices between $16.00 and $18.65 per share.

         On March 5, 1997, Nomura Asset Capital Corporation funded $21.5 million of 10 year, fixed rate financing, secured by Country Club West and Courtney Park. The loan bears interest at 8.08% and is based on a 30 year amortization. Net proceeds from the closing were used to repay outstanding principal on the Bank One Loan.

         On March 6, 1997, variable rate, tax-exempt bonds of $6.0 million were issued for Crossroads. The bonds, which are collateralized by Crossroads, will mature on December 15, 2036. Escrowed bond funds - restricted of $204,000 have been set aside to reimburse Crossroads for future renovation costs. The Company used net proceeds of $5.7 million to repay outstanding principal on the Revolving Loan.

         In order to hedge against fluctuations in interest rates on the bonds encumbering the Crossroads property, effective March 3, 1997, the Company entered into a swap transaction with Credit Lyonnais New York Branch ("CLNY"). Pursuant to the swap transaction, the Company will pay a fixed rate on $6.0 million of its variable rate, tax-exempt bonds. Under the terms of the swap agreement, the Company will pay, monthly in advance, a fixed rate of 4.850% to CLNY and receive a floating rate based on PSA Municipal Swap Index. The swap agreement matures on March 3, 2004.

         On March 6, 1997, the Company issued 17,280 and 84,375 shares of Common Stock to a former executive officer of the Company and LG Trust, a trust in which the executive officer is the trustee, in exchange for an equal number of Common Units pursuant to the terms of the Exchange Rights Agreement.

On March 13, 1997, the Company acquired Palencia for $14.9 million. Palencia is a 420 unit apartment complex located in Tampa, Florida. The Company financed a portion of this acquisition by assuming $13.3 million of fixed rate, tax exempt bonds, which are collateralized by Palencia.

         AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND PRIME PROPERTIES
                        (THE PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



16.      PRO FORMA FINANCIAL INFORMATION - UNAUDITED

         The following unaudited table of pro forma information has been prepared as if the acquisition of 13 properties in 1996, the acquisition of seven properties in 1995, and the formation of G.P. Holdings had occurred as of the beginning of each year presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

                                                                     (IN 000'S EXCEPT PER SHARE AMOUNTS)
                                                                         PRO FORMA FOR THE YEAR ENDED
                                                                ---------------------------------------------
                                                                                 (UNAUDITED)
                                                                       1996                      1995
                                                                -------------------       -------------------

 Total revenue                                                  $            88,157       $            83,215
 Property operating expenses                                                 38,742                    35,960
 Depreciation and amortization                                               18,230                    17,020
 Interest                                                                    23,674                    21,113
 Income from investment in unconsolidated real estate
   limited partnerships                                                        (771)                     (647)
                                                                -------------------       -------------------
 Total expense                                                               79,875                    73,446
                                                                -------------------       -------------------
 Income before minority interest, gain on sale of rental
 property, loss on sale of interest rate cap, and
 extraordinary                                                  $             8,282       $             9,769
                                                                ===================       ===================
 Income per share of Common Stock                               $              0.74       $              0.98
                                                                ===================       ===================

         The pro forma financial information includes the following adjustments: (i) an increase to rental revenues; (ii) an increase in general and administrative expense; (iii) an increase in interest expenses; (iv) an increase in amortization; (v) an increase in depreciation.

         Net income has not been reduced for Minority Interests, and net income per share assumes that all limited partnership interests in the Operating Partnership have been converted to shares of Common Stock; therefore, the total Common Stock outstanding at January 1, 1995 was 9,922,508 and January 1, 1996 would have been 11,117,741.

Total Common Stock Outstanding at December 31, 1996 includes the minimum of 1,195,233 shares reserved for issuance upon conversion of Investors I and II limited partnership interests in Jupiter- I, L.P. and Jupiter-II, L.P., under certain circumstances.

                          AMBASSADOR APARTMENTS, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (Dollars in Thousands)

                                                                                 COST CAPITALIZED SUBSEQUENT TO
                                                                                           ACQUISITION
                                      INITIAL COST TO COMPANY               ---------------------------------------
                                 -------------------------------------                   BUILDINGS &
                                                            BUILDINGS,                   IMPROVEMENTS
                                  ENCUM-                    FURNITURE &                   FURNITURE &
        DESCRIPTION              BRANCES         LAND        EQUIPMENT       LAND          EQUIPMENT        TOTAL
        -----------              -------         ----        ---------       ----          ---------        -----
 Management Business           $      --       $    --      $     --       $    --      $       1,473      $   1,473

 Properties:

 Prime Crest (Austin, TX)          2,400           670           857           314              2,477          2,791

 Royal Crest (Austin, TX)          3,400           805         1,183           392              3,215          3,607

 Aspen Hills (Austin, TX)          9,800         2,051         4,891            --              3,830          3,830

 Eagle's Nest (San Antonio, TX)    5,200           975         1,791            181             4,048          4,229

 LaJolla (San Antonio, TX)        10,000         1,944         1,434            484            10,459         10,943

 Cape Cod (San Antonio, TX)        8,100         1,360         5,617            259             2,587          2,846

 Braesview (San Antonio, TX)      20,500         2,599        14,916            380             5,203          5,583

 Mesa Ridge (San Antonio, TX)      5,100           630         3,654            189             2,301          2,490

 Harbor Cove (San Antonio, TX)     5,900         1,174         3,575             --             1,289          1,289

 Brookdale Lakes (Naperville, IL) 14,800         1,295            --            234            17,993         18,227

 Bent Oaks (Austin, TX)            4,400         1,078         3,823             16               889            905

 Coral Cove (Clearwater, FL)       4,031         1,289         4,570             22               504            526

 Mountain View                        --           644         8,552             28               774            802
 (Colorado Springs, CO)

 Privado Park (Mesa, AZ)           9,200           600         6,898             39             1,890          1,929

 Quail Ridge (Tucson, AZ)          6,400         1,202         4,023             28             1,146          1,174

 Shadow Creek (Phoenix, AZ)        5,600         1,559         5,526             29             1,074          1,103

 Summit Creek (Austin, TX)         3,583         1,067         4,013             18               485            503

 Tatum Gardens (Phoenix, AZ)       3,483           916         4,171             14               264            278

 Vista Ventana (Phoenix, AZ)       6,400         1,146         4,581             32               981          1,013

 Cypress Ridge (Houston, TX)       4,250         1,306         2,649             --             1,090          1,090

 The Mills (Houston, TX)          14,575         5,773        10,187             --             2,886          2,886



                                          GROSS AMOUNT AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                     --------------------------------
                                                         BUILDINGS &                                               DATE
                                                        IMPROVEMENTS                                           CONSTRUCTED
                                                         FURNITURE &                       ACCUMULATED             (C)
     DESCRIPTON                      LAND                 EQUIPMENT           TOTAL        DEPRECIATION        ACQUIRED(A)
     ----------                      ----               ------------          -----        ------------        -----------

 Management Business              $   --                 $ 1,473             $ 1,473         $  550

 Properties:

 Prime Crest (Austin, TX)            984                   3,334               4,318            533             Mar. 1990 (A)

 Royal Crest (Austin, TX)          1,197                   4,398               5,595            727             Mar. 1990 (A)

 Aspen Hills (Austin, TX)          2,051                   8,721              10,772          1,437             June 1991 (A)

 Eagle's Nest (San Antonio, TX)    1,156                   5,839               6,995          1,113             Jan. 1990 (A)

 LaJolla (San Antonio, TX)         2,428                  11,893              14,321          1,680             June 1990 (A)

 Cape Cod (San Antonio, TX)        1,619                   8,204               9,823          1,303             June 1990 (A)

 Braesview (San Antonio, TX)       2,979                  20,119              23,098          3,027             Nov. 1990 (A)

 Mesa Ridge (San Antonio, TX)        819                   5,955               6,774            987             Nov. 1990 (A)

 Harbor Cove (San Antonio, TX)     1,174                   4,864               6,038            838             June 1991 (A)

 Brookdale Lakes (Naperville, IL)  1,529                  17,993              19,522          3,306             Dec. 1990 (C)

 Bent Oaks (Austin, TX)            1,094                   4,712               5,806            551             Oct. 1993 (A)

 Coral Cove (Clearwater, FL)       1,311                   5,074               6,385            577             Oct. 1993 (A)

 Mountain View                       672                   9,326               9,998          1,075             Oct. 1993 (A)
 (Colorado Springs, CO)

 Privado Park (Mesa, AZ)             639                   8,788               9,427            962             Oct. 1993 (A)

 Quail Ridge (Tucson, AZ)          1,230                   5,169               6,399            632             Oct. 1993 (A)

 Shadow Creek (Phoenix, AZ)        1,588                   6,600               8,188            746             Oct. 1993 (A)

 Summit Creek (Austin, TX)         1,085                   4,498               5,583            506             Oct. 1993 (A)

 Tatum Gardens (Phoenix, AZ)         930                   4,435               5,365            523             Oct. 1993 (A)

 Vista Ventana (Phoenix, AZ)       1,178                   5,562               6,740            628             Oct. 1993 (A)

 Cypress Ridge (Houston, TX)       1,306                   3,739               5,045            291             Aug. 1994 (A)

 The Mills (Houston, TX)           5,773                  13,073              18,846          1,081             Aug. 1994 (A)


                          AMBASSADOR APARTMENTS, INC.
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1996
                             (Dollars in Thousands)

                                                          INITIAL COST TO             COST CAPITALIZED SUBSEQUENT TO
                                                              COMPANY                           ACQUISITION
                                                        -----------------------     ---------------------------------
                                                                                                BUILDINGS &
                                                                   BUILDINGS,                   IMPROVEMENTS
                                            ENCUM-                FURNITURE &                    FURNITURE &
        DESCRIPTION                        BRANCES      LAND       EQUIPMENT         LAND         EQUIPMENT     TOTAL
        -----------                        -------      ----      -----------        ----      -------------    -----
Sandalwood (Houston, TX)                   $ 4,275      $1,647      $ 3,625            $ -         $1,687       $1,687

Trails of Ashford (Houston, TX)              8,062       2,056        6,949              -          1,423        1,423

Westway Village (Houston, TX)                4,927       2,961        4,506                         1,033        1,033

Stratford (San Antonio, TX)                  5,945       1,583        8,722              -          1,390        1,390

The Broadmoor (Austin, TX)                   6,000       1,158        4,626              -          1,027        1,027

Windridge (San Antonio, TX)                  6,270       1,122        7,278              -            672          672

Shallow Creek (San Antonio, TX)              2,300       1,083        5,017              -            740          740

Tierra Bonita (Tucson, AZ)                   6,000       1,550        6,250              -          1,371        1,371

Country Club West (Greely, CO)              10,062         646       12,254              -            694          694

Courtney Park (Fort Collins, CO)             9,450       1,556       10,344              -            593          593

Crossroads (Phoenix, AZ)                     5,663         432        7,004              -            633          633

Franklin Oaks (Franklin, TN)                17,700       2,932       21,570              -            730          730

Falls of Bells Ferry (Atlanta, GA)          28,935       6,250       25,751              -            646          646

Madera Point (Mesa, AZ)                      7,180         453       10,568              -            570          570

LaJolla de Tucson (Tucson, AZ)               3,450         954        3,929              -            849          849

Stonybrook (Tucson, AZ)                          -       1,732        7,206              -            281          281

The Arbors (Deland, FL)                      7,280       1,528        6,193              -             25           25

Ocean Oaks (Port Orange, FL)                10,920       2,272        9,199              -             50           50

Village Crossing                             9,800       2,015        7,238              -             38           38
(West Palm Beach, FL)

Haverhill Commons                           10,950       2,251        7,863              -             85           85
(West Palm Beach, FL)

Heather Ridge (Phoenix, AZ)                  5,175       1,460        5,842              -             22           22

Pine Shadows (Tempe, AZ)                     6,638        1,890       7,561              -             13           13


                                             GROSS AMOUNT AT WHICH CARRIED
                                                   AT CLOSE OF PERIOD
                                         --------------------------------------
                                                    BUILDINGS &                                          DATE
                                                   IMPROVEMENTS                                       CONSTRUCTED
                                                    FURNITURE &                     ACCUMULATED           (C)
      DESCRIPTION                        LAND        EQUIPMENT       TOTAL          DEPRECIATION      ACQUIRED(A)
      -----------                        -------   -------------     ---------       -------------     -----------

Sandalwood (Houston, TX)                 $1,647     $ 5,312          $ 6,959           $ 379             Aug. 1994(A)

Trails of Ashford (Houston, TX)           2,056       8,372           10,428             660             Aug. 1994(A)

Westway Village (Houston, TX)             2,961       5,539            8,500             510             Aug. 1994(A)

Stratford (San Antonio, TX)               1,583      10,112           11,695             816            Sept. 1994(A)

The Broadmoor (Austin, TX)                1,158       5,653            6,811             446            Sept. 1994(A)

Windridge (San Antonio, TX)               1,122       7,950            9,072             637             Oct. 1994(A)

Shallow Creek (San Antonio, TX)           1,083       5,757            6,840             441             Jan. 1995(A)

Tierra Bonita (Tucson, AZ)                1,550       7,621            9,171             531             Feb. 1995(A)

Country Club West (Greely, CO)              646      12,948           13,594             798            April 1995(A)

Courtney Park (Fort Collins, CO)          1,556      10,937           12,493             676            April 1995(A)

Crossroads (Phoenix, AZ)                    432       7,637            8,069             429              May 1995(A)

Franklin Oaks (Franklin, TN)              2,932      22,300           25,232           1,097             Aug. 1995(A)

Falls of Bells Ferry (Atlanta, GA)        6,250      26,397           32,647           1,305             Aug. 1995(A)

Madera Point (Mesa, AZ)                     453      11,138           11,591             367             Feb. 1996(A)

LaJolla de Tucson (Tucson, AZ)              954       4,778            5,732             130            April 1996(A)

Stonybrook (Tucson, AZ)                   1,732       7,487            9,219             192              May 1996(A)

The Arbors (Deland, FL)                   1,528       6,218            7,746              95             Aug. 1996(A)

Ocean Oaks (Port Orange, FL)              2,272       9,249           11,521             143             Aug. 1996(A)

Village Crossing                          2,015       7,276            9,291             111             Aug. 1996(A)
(West Palm Beach, FL)

Haverhill Commons                         2,251       7,948           10,199             121             Aug. 1996(A)
(West Palm Beach, FL)

Heather Ridge (Phoenix, AZ)               1,460       5,864            7,324              55            Sept. 1996(A)

Pine Shadows (Tempe, AZ)                  1,890       7,574            9,464              71            Sept. 1996(A)



                          AMBASSADOR APARTMENTS, INC.
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1996
                             (Dollars in Thousands)



                                                          INITIAL COST                     COST CAPITALIZED
                                                           TO COMPANY                  SUBSEQUENT TO ACQUISITION
                                                    -----------------------      ---------------------------------------
                                                                                               BUILDINGS &
                                                                 BUILDINGS,                    IMPROVEMENTS
                                    ENCUM-                      FURNITURE &                     FURNITURE &
        DESCRIPTION                BRANCES          LAND         EQUIPMENT        LAND           EQUIPMENT         TOTAL
        -----------                -------          ----         ---------        ----           ---------         -----
Crossings of Bellevue            $  8,572        $ 1,871        $ 13,918        $   --           $    50         $    50
(Nashville, TN)

Hidden Lake (Tampa, FL)             4,369          1,257           4,599            --                17              17

Woodlands (Tampa, FL)               6,806          1,939           7,178            --                31              31

Sun Lake (Lake Mary, FL)           15,478          4,784          19,534            --                 5               5
                                 --------        -------        --------         -----           -------         -------

                                 $359,329        $79,465        $331,635         $2,659          $81,533         $84,192
                                 ========        =======        ========         ======          =======         =======


                                      GROSS AMOUNT AT WHICH CARRIED
                                            AT CLOSE OF PERIOD
                                 ---------------------------------------
                                                 BUILDINGS &
                                                IMPROVEMENTS                                           DATE
                                                 FURNITURE &                    ACCUMULATED       CONSTRUCTED (C)
        DESCRIPTION                 LAND          EQUIPMENT        TOTAL       DEPRECIATION         ACQUIRED (A)
        -----------                 ----        ------------       -----       ------------       ---------------
Crossings of Bellevue            $  1,871         $ 13,968       $ 15,839         $   121          Oct. 1996(A)
(Nashville, TN)

Hidden Lake (Tampa, FL)             1,257            4,616          5,873              30          Oct. 1996(A)

Woodlands (Tampa, FL)               1,939            7,209          9,148              49          Oct. 1996(A)

Sun Lake (Lake Mary, FL)            4,784           19,539          24,323             57          Nov. 1996(A)
                                 --------          -------        --------          -------

                                 $ 82,124         $413,168        $495,292          $33,340
                                 ========         ========        ========          =======
