Form 10-Q
period 1997-03-31
AMBASSADOR APARTMENTS INC
filed 1997-05-15
CIK 921946

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997

                                     or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period From        to        .
                                                             -------   -------

Commission file number   1-14132
                       ------------

                          AMBASSADOR APARTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                              36-3948161
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      77 W. Wacker Drive
      Suite 4040
      Chicago, Illinois                                            60601
----------------------------------------                    --------------------
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

         As of May 13, 1997 the registrant had outstanding 9,176,180 shares of Common Stock, $.01 par value per share.

                         AMBASSADOR APARTMENTS, INC.                   Form 10-Q

                                     INDEX

Part I: Financial Information                                                                     Page
-----------------------------                                                                     ----

Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets of Ambassador Apartments, Inc. as of  March 31,
          1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated statements of operations of Ambassador Apartments, Inc. for the quarter ended March 31, 1997 and 1996, respectively. . . . . . . . . . . . . . . . . . .  5

          Consolidated statements of cash flows of Ambassador Apartments, Inc. for the quarter ended March 31, 1997 and 1996, respectively  . . . . . . . . . . . . . . . . . .  6

          Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Part II: Other Information
--------------------------

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . 21
Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 6.   Exhibits or Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                                     Part I

ITEM 1.  FINANCIAL INFORMATION

         The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim period.

         The financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          AMBASSADOR APARTMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)

                                                                  MARCH 31,                 DECEMBER 31,
                                                                     1997                       1996
                                                            ---------------------       -------------------
ASSETS
Rental property:
   Land . . . . . . . . . . . . . . . . . . . . . . . .     $              85,139       $            82,124
   Buildings and improvements . . . . . . . . . . . . .                   422,634                   407,002
   Furniture and equipment  . . . . . . . . . . . . . .                     6,527                     6,166
                                                            ---------------------       -------------------
                                                                          514,300                   495,292
Accumulated depreciation  . . . . . . . . . . . . . . .                   (37,683)                  (33,340)
                                                            ---------------------       -------------------
                                                                          476,617                   461,952

Cash and cash equivalents . . . . . . . . . . . . . . .                     2,292                     4,002
Escrow deposits . . . . . . . . . . . . . . . . . . . .                    31,523                    30,897
Bond funds--restricted  . . . . . . . . . . . . . . . .                       758                       549
Note receivable - Officer . . . . . . . . . . . . . . .                     1,000                     1,000
Accounts receivable . . . . . . . . . . . . . . . . . .                     1,868                     1,870
Investment in unconsolidated real estate limited
   partnerships . . . . . . . . . . . . . . . . . . . .                     3,541                     4,549
Deferred financing costs, net . . . . . . . . . . . . .                     9,842                     9,640
Other . . . . . . . . . . . . . . . . . . . . . . . . .                     2,079                     1,325
                                                            ---------------------       -------------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . .     $             529,520       $           515,784
                                                            =====================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Bonds payable . . . . . . . . . . . . . . . . . . . . .     $             297,923       $           279,355
Notes payable . . . . . . . . . . . . . . . . . . . . .                    76,264                    79,974
Accrued interest  . . . . . . . . . . . . . . . . . . .                     1,766                       913
Real estate taxes payable . . . . . . . . . . . . . . .                     2,631                     3,837
Tenant security deposits  . . . . . . . . . . . . . . .                     2,339                     2,231
Accounts payable and other liabilities  . . . . . . . .                     2,727                     2,138
Distributions/dividends payable . . . . . . . . . . . .                       730                       750
                                                            ---------------------       -------------------
Total liabilities . . . . . . . . . . . . . . . . . . .                   384,380                   369,198
                                                            ---------------------       -------------------

Minority interest . . . . . . . . . . . . . . . . . . .                    31,528                    32,006
Preferred Stock, $.01 par value; 20,000,000 shares
   authorized, 1,351,351 shares of Class A Senior
   Cumulative Convertible Preferred Stock issued and
   outstanding  . . . . . . . . . . . . . . . . . . . .                    24,123                    24,132
Stockholders' equity:
   Common Stock, $.01 par value; 100,000,000
      shares authorized, 9,176,180 and 8,958,525
      shares issued and outstanding at March 31, 1997
      and December 31, 1996, respectively   . . . . . .                        91                        90
   Additional paid-in capital . . . . . . . . . . . . .                   114,832                   112,975
   Distributions in excess of accumulated earnings. . .                   (25,434)                  (22,617)
                                                            ---------------------       -------------------
Total stockholders' equity  . . . . . . . . . . . . . .                    89,489                    90,448
                                                            ---------------------       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . .     $             529,520       $           515,784
                                                            =====================       ===================

See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)

                                                                   QUARTER ENDED             Quarter Ended
                                                                   MARCH 31, 1997           March 31, 1996
                                                               ---------------------     --------------------
REVENUES:
  Rental  . . . . . . . . . . . . . . . . . . . . . . . . .    $              20,306     $             14,452
  Other   . . . . . . . . . . . . . . . . . . . . . . . . .                    1,475                    1,173
                                                               ---------------------     --------------------
      Total revenue . . . . . . . . . . . . . . . . . . . .                   21,781                   15,625

EXPENSES:
  Property operating  . . . . . . . . . . . . . . . . . . .                    4,794                    3,510
  Real estate taxes   . . . . . . . . . . . . . . . . . . .                    2,063                    1,477
  General and administrative  . . . . . . . . . . . . . . .                    1,320                    1,290
  Depreciation  . . . . . . . . . . . . . . . . . . . . . .                    4,343                    2,812
  Advertising and marketing   . . . . . . . . . . . . . . .                      670                      266
  Repairs and maintenance   . . . . . . . . . . . . . . . .                      448                      519
  Bad debt expense  . . . . . . . . . . . . . . . . . . . .                       81                      135
  Financing fees  . . . . . . . . . . . . . . . . . . . . .                      695                      881
  Interest  . . . . . . . . . . . . . . . . . . . . . . . .                    5,285                    2,579
  Amortization of deferred financing fees   . . . . . . . .                      211                      715
  Losses from unconsolidated real estate
      limited partnership . . . . . . . . . . . . . . . . .                       94                       86
                                                               ---------------------     --------------------
      Total expenses  . . . . . . . . . . . . . . . . . . .                   20,004                   14,270
                                                               ---------------------     --------------------
  Income before allocation to minority interest and loss
      from sale of interest rate cap  . . . . . . . . . . .                    1,777                    1,355
  Income allocated to minority interest   . . . . . . . . .                     (396)                    (195)
                                                               ---------------------     --------------------
  Income before loss on sale of interest rate cap   . . . .                    1,381                    1,160
  Loss on sale of interest rate cap, net of minority
      interest  . . . . . . . . . . . . . . . . . . . . . .                       --                   (2,084)
                                                               ---------------------     --------------------
  Net income (loss)   . . . . . . . . . . . . . . . . . . .                    1,381                     (924)
  Income allocated to preferred stockholders  . . . . . . .                     (568)                      --
                                                               ---------------------     --------------------
  Net income (loss) applicable to common stockholders   . .                      813                     (924)
                                                               =====================    =====================
  Net income per share of Common Stock outstanding  . . . .    $                0.09    $               (0.10)
                                                               =====================    =====================
  Weighted average common shares outstanding  . . . . . . .                9,058,259                8,958,525
                                                               =====================    =====================


See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                 Quarter Ended             Quarter Ended
                                                                March 31, 1997             March 31, 1996
                                                             --------------------       -------------------
OPERATING ACTIVITIES
   Net income (loss)  . . . . . . . . . . . . . . . . . .    $              1,381       $              (924)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . .                   4,343                     2,812
      Bad debt expense  . . . . . . . . . . . . . . . . .                      81                       135
      Amortization of deferred financing fees . . . . . .                     211                       715
      Minority interest . . . . . . . . . . . . . . . . .                     396                       195
      Loss from sale of interest rate cap . . . . . . . .                      --                     2,084
      Losses from unconsolidated real estate limited
          partnerships  . . . . . . . . . . . . . . . . .                      94                        86
      Changes in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . .                     (79)                      306
          Other assets  . . . . . . . . . . . . . . . . .                    (754)                       77
          Accrued interest payable  . . . . . . . . . . .                     853                        16
          Real estate taxes payable . . . . . . . . . . .                  (1,206)                   (2,857)
          Tenant security deposits  . . . . . . . . . . .                     108                         6
          Accounts payable and other liabilities  . . . .                     589                    (1,107)
                                                             --------------------       -------------------
          Net cash provided by operating activities . . .                   6,017                     1,544
INVESTING ACTIVITIES
   Purchase of rental property  . . . . . . . . . . . . .                  (2,137)                  (10,905)
   Repayment of advances from unconsolidated real estate
      limited partnerships  . . . . . . . . . . . . . . .                     914                        --
   Improvements to rental property  . . . . . . . . . . .                  (3,621)                   (3,879)
                                                             --------------------       -------------------
      Cash used in investing activities . . . . . . . . .                  (4,844)                  (14,784)
FINANCING ACTIVITIES
   Net proceeds from joint venture partner  . . . . . . .                      --                    21,794
   (Increase) decrease in escrowed bond funds-restricted                     (209)                      417
   Proceeds from bonds payable  . . . . . . . . . . . . .                   6,000                        --
   Repayment of bonds payable . . . . . . . . . . . . . .                    (682)                       --
   Proceeds from notes payable  . . . . . . . . . . . . .                  21,500                    30,205
   Repayment of notes payable . . . . . . . . . . . . . .                 (25,210)                  (36,815)
   Proceeds from sale of interest rate cap  . . . . . . .                      --                     1,485
   Deferred financing fees paid . . . . . . . . . . . . .                  (1,802)                     (708)
   Distributions paid to minority interest  . . . . . . .                    (894)                     (388)
   Partner capital contributions  . . . . . . . . . . . .                   1,320                         3
   Proceeds received from exercise of stock options . . .                   1,918                        --
   Dividends paid to preferred stockholders . . . . . . .                    (568)                       --
   Dividends paid to common stockholders  . . . . . . . .                  (3,630)                   (3,584)
   Escrow deposits  . . . . . . . . . . . . . . . . . . .                    (626)                     (804)
                                                             --------------------       -------------------
      Net cash (used in) provided by financing activities                  (2,882)                   11,605
                                                             --------------------       -------------------
   Net decrease in cash . . . . . . . . . . . . . . . . .                  (1,710)                   (1,635)
   Cash and cash equivalents at beginning of period . . .                   4,002                     5,270
                                                             --------------------       -------------------
   Cash and cash equivalents at end of period . . . . . .    $              2,292       $             3,635
                                                             ====================       ===================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with the Financial Statements and notes thereto included in the Ambassador Apartments, Inc. (the "Company") 1996 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to the notes included in the 1996 Annual Report on Form 10-K and present interim disclosures as required by the
SEC.    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

         Investments in joint venture partnerships which the Company does not have a majority interest in, or control of, are accounted for on the equity method.

         Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 consolidated presentation. Such reclassifications have not changed the results of operations for 1996.

         Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         Rental revenue is recognized as income in the period earned.

DEVELOPMENT COSTS

         All property renovation costs including construction, design and other similar renovation costs incurred during the renovation period are capitalized to rental property.

CASH EQUIVALENTS

         All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

2.       REAL ESTATE ACQUISITION AND DEBT

         On June 26, 1996, the Company refinanced its revolving credit facility with Nomura Asset Capital Corporation ("NACC") with a facility from Bank One Arizona, NA (the "Revolving Loan"). The Revolving Loan bears interest at a variable rate between LIBOR plus 1.70% and 1.95% (as defined in the Revolving Loan Credit Agreement) and has a maximum commitment of $75.0 million based upon the amount of collateral pledged by the Company. As of March 31, 1997, seven properties are pledged as collateral under the Revolving Loan and $38.8 million, the maximum amount that the Company can currently borrow under the Revolving Loan without pledging additional collateral, is outstanding. The Revolving Loan matures on June 26, 1999. The Company may request one-year extensions pursuant to the terms of the Revolving Credit Agreement.

2.       REAL ESTATE ACQUISITION AND DEBT (continued)

         The Company was not in compliance with certain covenants relating to its Revolving Loan as of March 31, 1997. However, the Company has obtained a waiver covering the period through June 30, 1997 and is currently negotiating with Bank One Arizona, NA to modify the loan agreement. The ultimate outcome of their negotiations cannot be determined at this time.

         On March 5, 1997, NACC provided a $21.5 million fixed-rate loan secured by the Country Club West and Courtney Park properties. Pursuant to the terms of the Loan Agreement, the Company is making monthly principal and interest payments based on a 30-year amortization at a fixed rate of 8.08% per annum. The NACC loan matures on March 11, 2027. The net proceeds from the NACC loan closing were used to repay outstanding principal under the Revolving Loan.

         On March 6, 1997, The Industrial Development Authority of the City of Phoenix, Arizona issued $6.0 million of variable-rate, tax-exempt bonds (the "Crossroads Bonds") for the benefit of the Crossroads property. The Crossroads Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Crossroads Bonds are credit enhanced by a credit facility (the "FNMA Facility") issued by Federal National Mortgage Association ("FNMA") as discussed in note 2 to the 1996 Annual Report on Form 10-K.

         Effective March 3, 1997, the Company entered into a swap transaction with Credit Lyonnais New York ("CLNY") in order to hedge itself against interest rate fluctuations with respect to the Crossroads Bonds. Pursuant to the terms of the swap agreement, the Company will pay a fixed rate of 4.85% per annum on a notional amount of $6.0 million and receive a variable rate based on the PSA Municipal Index. The swap agreement terminates on March 3, 2004.

         On March 13, 1997, the Company acquired the Palencia property for $14.9 million. Palencia is a 420-unit apartment complex located in Tampa, Florida. The Company financed the acquisition by assuming $13.3 million of fixed-rate, tax-exempt bonds and funding the remainder from working capital. Pursuant to the terms of the loan agreement, the bonds bear interest at a fixed rate of 7.65% per annum and mature on March 1, 2024. The bonds are collateralized by the Palencia property.

3.       ESCROWED BOND FUNDS--RESTRICTED

         As of March 31, 1997, the Company had $758,464 in escrow, of which approximately $200,000 relates to the Crossroads property and the remainder to those properties owned by Ambassador I, L.P., a partnership in which the Company holds a 50.1% general partnership interest. The escrow monies will be used to complete certain renovation projects associated with tax-exempt bond requirements on those properties.

4.       STOCK OPTION PLAN

         Pursuant to the 1994 stock incentive plan, as amended, (the "1994 Stock Incentive Plan") and the 1996 stock incentive plan (the "1996 Stock Incentive Plan") as discussed in note 6 to the 1996 Annual Report on Form 10-K, directors, executive officers and certain key employees were offered the opportunity to acquire shares of Common Stock through stock options. In March 1997, the Board of Directors adopted the 1997 stock incentive plan (the "1997 Stock Incentive Plan") for the purpose of attracting and retaining directors, officers and key employees. The 1997 Incentive Plan provides for the issuance of options to purchase up to 1.6 million shares of Common Stock. Collectively, the 1994, 1996 and 1997 Stock Incentive Plans are referred to herein as the "Stock Incentive Plan." During the quarter ended March 31, 1997, 116,000 options were exercised under the Stock Incentive Plan at prices ranging from $15.25 to $18.50 per share of Common Stock. No additional stock options were granted during the quarter ended March 31, 1997. At March 31, 1997, options for 1,667,500 shares of Common Stock are available for grant under the Stock Incentive Plan. The Stock Incentive Plan is subject to shareholder approval at the Annual Meeting of Stockholders held on May 15, 1997.

5.       DECLARATION OF DISTRIBUTIONS TO STOCKHOLDERS AND LIMITED PARTNERS

         On April 30, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the Common Stockholders of the Company for the quarter ended March 31, 1997. The dividends are payable on May 15, 1997, to holders of record as of May 12, 1997. The Board of Directors of the Company also authorized a quarterly dividend in the amount of $567,567 on April 30, 1997, to the holder of Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred Stock") for the quarterly period ended March 31, 1997. The Class A Preferred Stock dividend is payable on May 15, 1997.

         On April 30, 1997, the Board of Directors of the Company also authorized distribution payments of $358,127, or $0.40 per unit holder, to limited partners of the Operating Partnership for the quarter ended March 31, 1997. The distributions are payable on May 15, 1997.

6.       SAVINGS PLAN

         Effective January 1, 1996, the Company established an employee retirement plan with a salary deferral retirement feature. The plan qualifies under section 401 of the Internal Revenue Code (the "401(k) Plan") and permits employees of the Company to defer a portion of their compensation in accordance with the provisions of section 401(k) of the Code. The 401(k) Plan allows participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, a profit-sharing feature of the 401(k) Plan provides for a contribution to be made annually by the Company on behalf of each participant in an amount, if any, as determined by the Company, based upon a to-be-determined percentage of increases in profitability from year to year. Amounts contributed by the Company on behalf of the participant will vest ratably over a period of five years (20% per year). Amounts contributed by the Company and by the participants will be held in trust until distributed to the participant pursuant to the provisions of the 401(k) Plan.

         In February 1997, the Company contributed a total of $33,000 on behalf of the participants. This amount was accrued on December 31, 1996, and was included in accounts payable and other liabilities on the December 31, 1996 Consolidated Balance Sheet.

7.       OTHER

         On March 6, 1997, the Company issued 17,280 and 84,375 shares of Common Stock to Richard F. Cavenaugh, a former executive officer of the Company, and LG Trust, a trust in which Mr. Cavenaugh is the trustee and a beneficiary, respectively, in exchange for an equal number of Common Units pursuant to the terms of the Exchange Rights Agreement, dated as of August 31, 1994, among the Company, Mr. Cavenaugh, LG Trust and others. In March 1997, LG Trust sold its shares of Common Stock and used a portion of the proceeds to repay the $1.35 million note plus accrued interest that the Operating Partnership had made to LG Trust to acquire the Common Units. Also in March 1997, Mr. Cavenaugh sold 17,280 shares of Common Stock issued by the Company, as described above.

8.       SUBSEQUENT EVENTS

         On April 17, 1997, the Company refinanced $8.5 million of fixed rate bonds issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the "Bellevue Bonds") and secured by the Crossings of Bellevue property. The Bellevue Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at a minimum rate required to remarket the bonds at par. The Bellevue Bonds are now credit enhanced by FNMA and are included in the FNMA Facility. The Bellevue Bonds mature on December 15, 2027.

         Effective April 17, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $756,370 to protect itself from interest rate fluctuations with respect to the Bellevue Bonds and the Ashford Bonds, as defined below. Pursuant to the terms of the interest rate cap agreement, the Company's interest rate is limited to 4.95% per annum on a notional amount of $17.6 million. The interest rate cap agreement terminates on April 17, 2004.

         On April 25, 1997, The Harris County Housing Finance Corporation issued $9.1 million of variable-rate, tax-exempt bonds (the "Ashford Bonds") for the benefit of the Trails of Ashford property. The Ashford Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Ashford Bonds are credit enhanced by FNMA and are included in the FNMA Facility. The Ashford Bonds mature on December 15, 2036.

         On April 25, 1997, The Harris County Housing Finance Corporation also issued $4.0 million in variable-rate, taxable bonds (the "Sandalwood Bonds") for the benefit of the Sandalwood property. The Sandalwood Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Sandalwood Bonds are credit enhanced by FNMA and are included in the FNMA Facility. The Sandalwood Bonds are considered taxable to the holders of the bonds and will remain as such until tax-exempt bond allocation becomes available to the Sandalwood property. The Sandalwood Bonds mature on December 15, 2036.

         Effective April 25, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $234,000 to protect itself from interest rate fluctuations with respect to the Sandalwood Bonds. Pursuant to the terms of the interest rate cap agreement, the Company's interest rate is limited to 6.5% per annum on a notional amount of $4.0 million. The interest rate cap agreement terminates on April 26, 2004.

9.       LEGAL PROCEEDINGS

         The Company is involved in a variety of legal proceedings arising in the ordinary course of business. It is management's belief that, collectively, all such proceedings are not expected to have material impact on the Company's financial position.

10.      PRO FORMA INFORMATION - UNAUDITED

         The following unaudited table of pro forma information has been prepared as if the Company's acquisitions in 1996 and 1997 had all occurred as of the beginning of each quarter presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

                    Pro Forma for the Quarter Ended March 31
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                           1997                        1996
                                                   ---------------------       ---------------------
  Total Revenue . . . . . . . . . . . . . . .      $              22,405       $              21,884
  Property Operating  . . . . . . . . . . . .                      9,533                       9,595
  Depreciation and Amortization . . . . . . .                      4,740                       4,800
  Interest  . . . . . . . . . . . . . . . . .                      6,499                       6,317
                                                   ---------------------       ---------------------
  Total expenses  . . . . . . . . . . . . . .                     20,772                      20,712
                                                   ---------------------       ---------------------
  Income Before Minority Interest and loss from
    sale of interest rate cap   . . . . . . .      $               1,633       $               1,172
                                                   =====================       =====================
  Income per share of Common Stock  . . . . .      $                0.16       $                0.12
                                                   =====================       =====================

         The pro forma financial information includes the following adjustments: (i) an increase to rental revenues and property operating expenses to reflect the acquisitions in 1996 and 1997; (ii) an increase in general and administrative expense to reflect additional costs associated with increasing the size of the portfolio; (iii) an increase in interest expenses to reflect four separate issuances of tax-exempt bonds; (iv) a decrease in amortization in 1997 to the FNMA Facility transaction; and (v) an increase in depreciation to reflect the acquisitions noted in (i) above.

         Net income has not been reduced for Minority Interests and net income per share assumes that all limited partnership interests in the Operating Partnership have been converted to shares of Common Stock; therefore, the total Common Stock outstanding at January 1, 1996 and January 1, 1997 would have been 9,922,508 and 10,071,498, respectively.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following is a discussion and analysis of the results of operations and financial condition of Ambassador Apartments, Inc. (together with its affiliates, the "Company"). As of March 31, 1997, the Company owned 50 multifamily residential properties, including ownership interests in two unconsolidated joint ventures. Historical results and percentage relationships presented herein are not necessarily indicative of future operations.

         The following discussion should be read in conjunction with the consolidated and combined financial statements and the management discussion and analysis contained in the Company's 1996 Annual Report on Form 10-K. The Company believes that to facilitate a clear understanding of its operating results, funds from operations ("FFO") should be examined in conjunction with net income as presented in the consolidated statements as included herein. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is currently defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of capitalized leasing expenses and tenant allowances or improvements, after adjustments for unconsolidated partnerships and joint ventures. Items such as amortization of deferred financing fees and depreciation of computer software and a Company's office improvements are specifically excluded from the computation and may not be "added back" to FFO. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flows as a measure of liquidity.

         The following table sets forth the calculations of FFO for the Company using NAREIT's current computation method. The Company has adopted NAREIT's current method for computing FFO, and all references to FFO in this Form 10-Q reflect NAREIT's current computation method.

                                                                 (In 000's)
                                                           ---------------------
                                                           For the Quarter Ended
                                                              March 31, 1997
                                                           ---------------------

     Net income before minority interest and
        loss from sale of interest rate cap  . . . . . . . .    $     1,777
     FFO Adjustments:
     Depreciation  . . . . . . . . . . . . . . . . . . . . .          4,343
     Adjustments to joint ventures . . . . . . . . . . . . .            189
     Other non-recurring FFO adjustments . . . . . . . . . .             23
                                                                -----------
     Funds from operations . . . . . . . . . . . . . . . . .    $     6,332
                                                                ===========
     FFO per share (1) . . . . . . . . . . . . . . . . . . .    $      0.52
                                                                ===========

      (1) FFO per share is based upon 12,263,458 fully diluted shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

   During the twelve-month period from March 31, 1996 through March 31, 1997, the Company acquired 13 properties containing 4,092 units from unaffiliated third-party sellers (the "Additional Properties"). In addition, four separate issuances of tax-exempt bonds totaling $27.1 million (the "New Bonds") occurred during the twelve-month period from March 31, 1996 through March 31, 1997, to reimburse acquisition and renovation costs on four properties. Of the New Bonds, $14.6 million and $2.3 million of variable-rate, tax-exempt bonds were issued on November 13, 1996, and November 26, 1996, for the benefit of The Mills and Shallow Creek properties, respectively, and $4.3 million and $6.0 million of fixed-rate, tax-exempt bonds were issued on April 17, 1996 and May 1, 1996, for the benefit of Cypress Ridge and Broadmoor properties, respectively. In addition, on August 20, 1996, the Company acquired four properties: Haverhill Commons, Village Crossing, the Arbors and Ocean Oaks (collectively, the "Florida Properties"). In connection with the acquisition of the Florida Properties, the Company assumed $39.0 million in face amount of tax-exempt bonds (the "Florida Bonds"). The Florida Bonds are secured by the four Florida Properties. In addition, on October 1, 1996 and November 21, 1996, the Company acquired the Crossings of Bellevue and Sun Lake properties, respectively. In connection with the acquisition of these two properties, the Company assumed $24.1 million in variable-rate, tax-exempt bonds.

         The acquisition of the Additional Properties, the assumption of tax-exempt bonds associated with the purchase of the Additional Properties and the New Bonds included in the consolidated financial statements of the Company accounted for the significant changes in operating results for the three months ended March 31, 1997, when compared to the same period in 1996.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996.

         For the three months ended March 31, 1997, income before allocation to minority interest and loss from sale of interest rate cap increased $422,000 to $1.8 million when compared to the same period in 1996. This increase was primarily due to increases in total revenues, partially offset by increases in total expenses. The aforementioned items are discussed in greater detail below.

         Total revenues increased by $6.2 million, or 39.4%, to $21.8 million, for the three-month period ended March 31, 1997, when compared with the same period in 1996. Of this increase, approximately $5.9 million is attributable to the acquisition of the Additional Properties.

         Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $2.0 million, or 24.5%, to $10.2 million for the three months ended March 31, 1997, when compared with the same period in 1996. Property operating expenses increased $1.3 million, primarily due to the acquisition of the Additional Properties. Real estate taxes increased approximately $586,000. Of this increase in real estate taxes, $557,000 related to the purchase of the Additional Properties. Repairs and maintenance decreased $71,000 primarily attributable to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

properties, previously in the operational stage, undergoing renovation during the first quarter of 1997. Financing fees decreased $186,000 primarily resulting from the Company replacing its existing credit enhancement on approximately $203.0 million of variable-rate, tax-exempt bonds with the FNMA Facility (as defined below). Management believes that approximately $1.0 million in annual credit enhancement savings will be realized for the Company as a result of the FNMA Facility transaction.

         Depreciation and amortization increased $1.0 million, or 29.1%, to $4.6 million for the three- month period ended March 31, 1997, when compared to the same period in 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties, partially offset by lower amortization as a result of a longer amortization period for those costs incurred in connection with the FNMA Facility and the write-off of approximately $5.8 million of deferred financing costs in the fourth quarter of 1996. The Company incurred approximately $4.1 million of deferred financing costs as a result of the FNMA transaction. These costs are being amortized over the term of the FNMA Facility (25 years) compared to an average term of seven years for those costs written off in the fourth quarter of 1996.

         Interest expense increased $2.7 million to $5.3 million for the three-month period ended March 31, 1997, when compared to the same period in 1996. This increase is primarily attributable to interest costs associated with the issuance of the New Bonds and the bonds assumed by the Company in connection with the acquisition of the Additional Properties during the twelve-month period April 1, 1996 through March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

         Interest rates on approximately $210.7 million (including the non-consolidated Williamsburg property) of the Company's variable-rate, tax-exempt bonds as of March 31, 1997, are determined weekly by a remarketing agent at the minimum interest rate necessary for the bonds to be remarketed at par. While these bonds are remarketed at variable rates, as of March 31, 1997, the Company has successfully hedged all of its variable-rate, tax-exempt bonds through interest rate swaps.

         On December 9, 1996, the Company entered into a swap transaction with CLNY in which the Company pays a fixed rate of 4.64% per annum on a notional amount of $186.5 million and receives a floating rate based upon the PSA Municipal Swap Index. This swap agreement matures on December 9, 2003 and replaced two LIBOR-based swaps the Company had previously entered into with Nomura Capital Services, Inc. ("NCSI") ($94 million entered into on May 26, 1995, and $17.0 million on March 14, 1996). It remains management's primary objective, with respect to its long-term financing, to obtain the lowest cost of capital available in the marketplace while at the same time protecting the Company from interest rate fluctuations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         On March 5, 1997, Nomura Asset Capital Corporation ("NACC") provided a $21.5 million fixed rate loan secured by the Country Club West and Courtney Park properties. Pursuant to the terms of the Loan Agreement, the Company is making monthly principal and interest payments based on a 30-year amortization at a fixed rate of 8.08% per annum. The net proceeds from the loan closing were used to repay outstanding principal under the Company's revolving credit facility at Bank One Arizona, NA (the "Revolving Loan"). The NACC loan matures on March 11, 2027.

         On March 6, 1997, The Industrial Development Authority of the City of Phoenix, Arizona issued $6.0 million of variable-rate, tax-exempt bonds (the "Crossroads Bonds") for the benefit of the Crossroads property. The Crossroads Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Crossroads Bonds are credit enhanced by a credit facility (the "FNMA Facility") issued by Federal National Mortgage Association ("FNMA").

         Effective March 3, 1997, the Company entered into a swap transaction with Credit Lyonnais New York ("CLNY") in order to hedge itself against interest rate fluctuations with respect to the Crossroads Bonds. Pursuant to the terms of the swap agreement, the Company will pay a fixed rate of 4.85% per annum on a notional amount of $6.0 million and receive a variable rate based on the PSA Municipal Index. The swap agreement terminates on March 3, 2004.

         On March 6, 1997, the Company issued 17,280 and 84,375 shares of Common Stock to Richard F. Cavenaugh, a former executive officer of the Company, and LG Trust, a trust in which Mr. Cavenaugh is the trustee and a beneficiary, respectively, in exchange for an equal number of Common Units pursuant to the terms of the Exchange Rights Agreement, dated as of August 31, 1994, among the Company, Mr. Cavenaugh, LG Trust and others. In March 1997, LG Trust sold its shares of Common Stock and used a portion of the proceeds to repay the $1.35 million note plus accrued interest that the Operating Partnership had made to LG Trust to acquire the Common Units. Also in March 1997, Mr. Cavenaugh sold 17,280 shares of Common Stock issued by the Company, as described above.

         On March 13, 1997, the Company acquired the Palencia property for $14.9 million. Palencia is a 420-unit apartment complex located in Tampa, Florida. The Company financed the acquisition by assuming $13.3 million of fixed-rate, tax-exempt bonds and funding the remainder from working capital. Pursuant to the terms of the loan agreement, the bonds bear interest at a fixed rate of 7.65% per annum and mature on March 1, 2024. The bonds are collateralized by the Palencia property.

         On April 17, 1997, the Company refinanced $8.5 million of its fixed-rate bonds issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the "Bellevue Bonds") and secured by the Crossings of Bellevue property. The Bellevue Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at a minimum rate required to remarket the bonds at par. The Bellevue Bonds are credit enhanced by FNMA and are included in the FNMA Facility. The Bellevue Bonds mature on December 15, 2027.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Also on April 17, 1997, the Company entered into an interest rate cap agreement with CLNY for $756,370 to protect itself from interest rate fluctuations with respect to the Bellevue Bonds and the Ashford Bonds, as defined below. Pursuant to the terms of the interest rate cap agreement, the Company's interest rate is limited to 4.95% per annum on a notional amount of $17.6 million. The cost of the cap is included in deferred financing costs and is being amortized over seven years. The interest rate cap agreement terminates on April 17, 2004.

         On April 25, 1997, The Harris County Housing Finance Corporation issued $9.1 million of variable-rate, tax-exempt bonds (the "Ashford Bonds") for the benefit of the Trails of Ashford property. The Ashford Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Ashford Bonds are credit enhanced by FNMA and are included in the FNMA Facility. The Ashford Bonds mature on December 15, 2036.

         Also on April 25, 1997, The Harris County Housing Finance Corporation issued an additional $4.0 million in variable-rate, taxable bonds (the "Sandalwood Bonds") for the benefit of the Sandalwood property. The Sandalwood Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Sandalwood Bonds are credit enhanced by FNMA and are included in the FNMA Facility. The Sandalwood Bonds are considered taxable to the holders of the bonds and will remain as such until tax-exempt bond allocation becomes available to the Sandalwood property. The Sandalwood Bonds mature on December 15, 2036.

         Effective April 25, 1997, the Company entered into an interest rate cap agreement with CLNY for $234,000 to protect itself from interest rate fluctuations with respect to the Sandalwood Bonds. Pursuant to the terms of the interest rate cap agreement, the Company's interest rate is limited to 6.5% per annum on a notional amount of $4.0 million. The cost of the cap is included in deferred financing costs and is being amortized over seven years. The interest rate cap agreement terminates on April 26, 2004.

         On April 30, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share to the Common Stockholders of the Company for the quarter ended March 31, 1997. The dividends are payable on May 15, 1997, to holders of record as of May 12, 1997. The Board of Directors of the Company also authorized a quarterly dividend in the amount of $567,567 on April 30, 1997, to the holder of Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred Stock") for the quarterly period ended March 31, 1997. The Class A Preferred Stock dividend is payable on May 15, 1997.

         On April 30, 1997, the Board of Directors of the Company also authorized distribution payments of $358,127, or $0.40 per unit holder, to limited partners of the Operating Partnership for the quarter ended March 31, 1997. The distributions are payable on May 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The Company expects to meet its liquidity requirements including, for example, scheduled debt maturities, future property acquisitions and capital improvements, using its cash flow from operating activities or cash provided by collateralized or uncollateralized borrowings, including the Revolving Loan.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1997

         Cash and cash equivalents decreased $1.3 million to $2.3 million at March 31, 1997, when compared to the same period in 1996. This decrease is primarily related to a decrease in net cash (used in) provided by financing activities, partially offset by an increase in net cash provided by operating activities and a decrease in cash used in investing activities.

         Net cash provided by operating activities increased $4.5 million to $6.0 million for the three- month period ended March 31, 1997, when compared to the same period in 1996. The primary reason for this increase was an increase in operating cash flow as a result of the purchase of the Additional Properties as more fully described in Results of Operations and a reduction in the amount paid for real estate taxes in the first quarter of 1997.

         Net cash used in investing activities increased $9.9 million of which $8.8 million resulted from a reduction in cash paid for properties acquired during the quarter ended March 31, 1997 as compared to the same period in 1996.

         Net cash provided by financing activities decreased $14.5 million to ($2.9) million for the three-month period ended March 31, 1997, when compared to the same period in 1996. This decrease is primarily attributable to $21.8 million of net proceeds received from two joint venture partners in the first quarter of 1996 and a decrease in proceeds received from bonds payable borrowings during the quarter ended March 31, 1997, when compared to the same quarter in 1996. These decreases were partially offset by a decrease in principal repayments of $11.6 million with respect to the Revolving Loan.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-Q, the following important factors, among others, sometimes have affected and in the future could affect the Company's actual results and could cause the Company's actual results during fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         FINANCING RISKS. Increases in interest rates on the Company's variable-rate debt, or the inability of the Company to refinance its indebtedness, to replace any credit enhancement with respect to its credit-enhanced bonds or to remarket any of its bonds on acceptable terms or at all, could increase the Company's interest expense, force the Company to dispose of one or more of its properties upon disadvantageous terms, or result in a loss of the applicable property or pool of properties securing such obligation by foreclosure or otherwise.

         RISKS OF EQUITY REAL ESTATE INVESTMENTS. Changes in the national and regional economic climates, changes in local real estate conditions such as the oversupply of apartments or a reduction in demand for apartments, competition from single family housing, apartment properties and other forms of multifamily residential housing, the inability to provide adequate maintenance and to obtain adequate insurance, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and acts of God (such as earthquakes and floods) and other factors beyond the control of the Company may adversely affect the income from, and value of, the Company's properties.

         RISKS OF RENOVATION AND ACQUISITIONS. Construction delays or cost overruns, the risk that occupancy or rental rates upon completion of a project will not meet expectations, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion, could adversely affect the results of operations from any such property or the return on investment that the Company recognizes in connection with the renovation of existing properties. The acquisition of existing properties entails risks that investments will fail to perform in accordance with expectations, and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

         FAILURE TO QUALIFY AS A REIT OR AS A PARTNERSHIP. If the Company fails to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to stockholders in computing taxable income, and such distributions would be subject to federal income tax at regular corporate rates. If the Operating Partnership or any of its subsidiary partnerships were to fail to qualify as a partnership for federal income tax purposes, such entity would be taxable as a corporation, and the Company could cease to qualify as a REIT for federal income tax purposes.

                                    Part II

Other Information

Item 1.   Legal Proceedings

          No material legal proceedings

Item 2.   Changes in Securities

          (c)      Equity Securities Issued by the Registrant

                   On March 6, 1997, The Company issued 17,280 and 84,375 shares of Common Stock to Richard F. Cavenaugh, a former executive officer of The Company, and LG Trust, a trust in which Mr. Cavenaugh is the trustee and a beneficiary, respectively, in exchange for an equal number of Common Units pursuant to the terms of the Exchange Rights Agreement, dated as of August 31, 1994, among The Company, Mr. Cavenaugh, LG Trust and others. Such transactions were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereunder as transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits or Reports on Form 8-K

          (a)      Exhibits

                   10.58 The 1997 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries.

                   10.59 Swap transaction agreements dated December 18, 1996, in the amount of $119.8 million by and between Ambassador Apartments, Inc. and Credit Lyonnais New York Branch.

                   10.60 Swap transaction agreement dated December 18, 1996, in the amount of $50.2 million by and between Ambassador Apartments, Inc. and Credit Lyonnais New York Branch.

                   10.61 Swap transaction agreement dated December 18, 1996, in the amount of $16.5 million by and between Ambassador Apartments, Inc. and Credit Lyonnais New York Branch.

                   10.62 Loan Agreement dated as of March 5, 1997 in the amount of $21.5 million by and between Ambassador Apartments, Inc. and Nomura Asset Capital Corporation.

          (b)      Reports on Form 8-K

                   The Company's current reports on Form 8-K, dated February 21, 1997 and March 3, 1997, reflects the acquisitions of Haverhill Commons, The Arbors, Ocean Oaks, Sun Lake and Crossings of Bellevue apartments, respectively.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMBASSADOR APARTMENTS, INC.
                                        Registrant



Date: May 13, 1997                      /s/ Adam D. Peterson
     --------------------------         ------------------------------------
                                        Adam D. Peterson
                                        Executive Vice President and Chief
                                        Financial Officer