Form 10-Q
period 1997-06-30
AMBASSADOR APARTMENTS INC
filed 1997-08-11
CIK 921946

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From _______________ to
     _______________.

Commission file number   1-14132

                          AMBASSADOR APARTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       MARYLAND                                      36-3948161
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


         77 W. Wacker Drive
         Suite 4040
         Chicago, Illinois                                    60601
---------------------------------------                     ---------
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

      As of August 11, 1997 the registrant had outstanding 10,490,180 shares of Common Stock, $.01 par value per share.

                    AMBASSADOR APARTMENTS, INC.                     Form 10-Q

                                     INDEX

Part I: Financial Information                                            Page
-----------------------------                                            ----

Item 1.  Financial Statements


         Consolidated balance sheets of Ambassador Apartments, Inc. as of
         June 30, 1997 and December 31, 1996..............................  4

         Consolidated statements of operations of Ambassador Apartments,
         Inc. for the three- and six-month periods ended June 30, 1997 and
         1996, respectively...............................................  5

         Consolidated statements of cash flows of Ambassador Apartments,
         Inc. for the six-month period ended June 30, 1997 and 1996, respectively.....................................................  6

         Notes to consolidated financial statements.......................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 14


Part II: Other Information

Item 1.  Legal Proceedings................................................ 23
Item 2.  Changes in Securities............................................ 23
Item 3.  Defaults Upon Senior Securities.................................. 23
Item 4.  Submission of Matters to a Vote of Security Holders.............. 23
Item 5.  Other Information................................................ 24
Item 6.  Exhibits or Reports on Form 8-K.................................. 25

Signature................................................................. 27

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

                          AMBASSADOR APARTMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)

                                                          JUNE 30, 1997     DECEMBER 31, 1996
ASSETS
Rental property:
  Land..................................................       $ 89,440           $ 82,124
  Buildings and improvements............................        444,581            407,002
  Furniture and equipment...............................          7,011              6,166
                                                               --------           --------
                                                                541,032            495,292
Accumulated depreciation................................        (42,246)           (33,340)
                                                               --------           --------
                                                                498,786            461,952

Cash and cash equivalents...............................         10,177              4,002
Escrow deposits.........................................         26,819             30,897
Escrowed bond funds--restricted.........................            403                549
Note receivable - Officer...............................          1,000              1,000
Accounts receivable.....................................          1,609              1,870
Investment in and advances to unconsolidated real estate
  limited partnerships....................................        3,741              4,549
Deferred financing costs, net...........................         11,585              9,640
Other...................................................          2,836              1,325
                                                               --------           --------
TOTAL ASSETS............................................       $556,956           $515,784
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bonds payable...........................................       $315,860           $279,355
Notes payable...........................................         59,427             79,974
Accrued interest........................................          1,315                913
Real estate taxes payable...............................          4,600              3,837
Tenant security deposits................................          2,554              2,231
Accounts payable and other liabilities..................          2,875              2,138
Distributions/dividends payable.........................            730                750
                                                               --------           --------
Total liabilities.......................................        387,361            369,198
                                                               --------           --------
Minority interest.......................................         30,556             32,006
Preferred Stock, $.01 par value; 20,000,000 shares
authorized, 1,351,351 shares of Class A Senior
Cumulative Convertible Preferred Stock issued and
outstanding.............................................         24,132             24,132
Stockholders' equity:
Common Stock, $.01 par value; 100,000,000
shares authorized, 10,485,180 and 8,958,525
shares issued and outstanding at June 30, 1997
and December 31, 1996, respectively.....................            105                 90
Additional paid-in capital..............................        144,376            112,975
Distributions in excess of accumulated earnings.........        (29,574)           (22,617)
                                                               --------           --------
Total stockholders' equity..............................        114,907             90,448
                                                               --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............       $556,956           $515,784
                                                               ========           ========

     See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)


                                                            THREE MONTHS           SIX MONTHS
                                                           ENDED JUNE 30         ENDED JUNE 30
                                                          ------------------   ------------------
                                                          1997       1996       1997       1996
                                                          ----       ----       ----       ----

Revenues:
 Rental............................................     $  21,013   $  15,015  $ 41,319   $ 29,467
 Other.............................................         1,692       1,220     3,167      2,393
                                                          -------    --------   -------    -------
   Total revenues..................................        22,705      16,235    44,486     31,860
Expenses:
 Property operating................................         5,751       3,942    10,545      7,450
 Real estate taxes.................................         2,117       1,272     4,180      2,749
 General and administrative........................         1,808       1,090     3,128      2,380
 Depreciation......................................         4,563       3,376     8,906      6,190
 Advertising and marketing.........................            55         277       725        543
 Repairs and maintenance...........................           708         574     1,156      1,093
 Bad debt expense..................................            16          87        97        222
 Financing fees....................................           623         782     1,318      1,662
 Interest..........................................         5,863       3,041    11,148      5,620
 Amortization of deferred financing fees...........           273         388       484      1,103
 (Income) losses from unconsolidated real estate
  limited partnerships.............................          (416)        126      (322)        21
                                                           -------    -------    -------    ------
   Total expenses..................................        21,361      14,955     41,365     29,225
                                                          -------     -------    -------    -------

Income before allocation to minority interest, loss
 on sale of interest rate cap and  extraordinary
 item..............................................         1,344       1,280      3,121      2,635
Income allocated to minority interest..............          (347)       (282)      (743)      (477)
                                                          -------     -------    -------    -------
Income before loss on sale of interest rate cap
 and extraordinary item............................           997         998      2,378      2,158
Loss on sale of interest rate cap, net of minority
 interest..........................................            --          --         --      2,084
                                                           -------     -------    -------    -------
Income before extraordinary item...................           997         998      2,378         74
Extraordinary item (net of minority interest)......          (900)         --       (900)        --
                                                           -------     -------    -------    -------
Net income.........................................            97         998      1,478         74
Income allocated to preferred stockholders.........          (567)         --     (1,135)        --
                                                           -------     -------    -------   -------

Net (loss) income allocable to common
 stockholders......................................     $    (470)  $     998  $     343  $      74
                                                        =========   =========  ========= ==========
Income per share of weighted average common stock
 outstanding:
Before extraordinary item..........................     $    0.05   $    0.11  $    0.14  $      --
                                                        =========   =========  ========= ==========
Extraordinary item.................................     $   (0.10)  $      --  $   (0.10) $      --
                                                        =========   =========  ========= ==========
Net (loss) income..................................     $   (0.05)  $    0.11  $    0.04  $      --
                                                        =========   =========  ========= ==========
Weighted average common shares outstanding.........     9,192,246   8,958,525  9,125,622  8,958,525
                                                        =========   =========  ========= ==========


     See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ----------------
                                                                1997      1996
                                                                ----      ----
OPERATING ACTIVITIES
  Net income............................................     $ 1,478    $    74
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation........................................       8,906      6,190
    Bad debt expense....................................          97        222
    Amortization of deferred financing fees.............         407      1,103
    Minority interest...................................         743        477
    (Income) losses from investments in unconsolidated
      real estate limited partnerships..................        (322)       213
    Loss from sale of interest rate cap.................          --      2,084
    Extraordinary item, net of minority interest........         900         --
    Changes in operating assets and liabilities:
      Accounts receivable...............................         164       (460)
      Other assets......................................      (1,511)      (554)
      Accrued interest payable..........................         402        197
      Real estate taxes payable.........................         763     (2,082)
      Tenant security deposits..........................         323         13
      Accounts payable and other liabilities............         737         (4)
                                                             -------     -------
    Net cash provided by operating activities...........      13,087      7,473
INVESTING ACTIVITIES
  Purchase of rental property...........................     (24,179)   (24,605)
  Improvements to rental property.......................      (8,311)    (8,465)
  Repayment from unconsolidated real estate limited
    partnerships........................................       1,130         --
                                                             -------    -------
    Net cash used in investing activities...............     (31,360)   (33,070)
FINANCING ACTIVITIES
  Escrowed bond funds - restricted......................         146     (9,025)
  Escrow deposit........................................       4,078     (1,060)
  Deferred financing fees paid..........................      (4,731)    (2,310)
  Proceeds from sale of interest rate cap...............          --      1,485
  Proceeds from bonds payable...........................      32,505     10,250
  Repayment of bonds payable............................      (9,250)        --
  Proceeds from notes payable...........................      72,681     87,312
  Repayment of notes payable............................     (93,228)   (77,011)
  Net proceeds from joint venture partner...............          --     21,730
  Net proceeds from sale of shelf offering..............      29,025         --
  Proceeds from exercise of stock options...............       2,068         --
  Proceeds from sale of common units....................         100         --
  Partner capital contributions.........................       1,322          8
  Dividends paid to preferred stockholders..............      (1,135)        --
  Dividends paid to common stockholders.................      (7,300)    (7,166)
  Distributions paid to minority interest...............      (1,833)    (1,299)
                                                             -------    -------
    Net cash provided by financing activities...........      24,448     22,914
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents           6,175     (2,683)
Cash and cash equivalents at beginning of period........       4,002      5,270
                                                             -------    -------
Cash and cash equivalents at end of period..............     $10,177    $ 2,587
                                                             =======    =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Ambassador Apartments, Inc. (the "Company") 1996 Annual Report on Form 10-K. The following notes to the consolidated financial statements highlight significant changes to the notes included in the 1996 Annual Report on Form 10-K and present interim disclosures as required by the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

     Investments in joint venture partnerships which the Company does not control or in which the Company does not have a majority interest are accounted for on the equity method.

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

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) the dilutive effect of stock options will be excluded. The Company believes that the new requirements for calculating primary earnings per share will have no material impact since there is no dilutive effect with respect to stock options. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Rental Property

     Rental property is carried at lower of cost or fair value.

     Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:


                    Building .................  30-40 years
                    Building improvements ....   5-30 years
                    Furniture and equipment ..   3-12 years


     Expenditures for recurring maintenance and repairs are expensed to operations as incurred. Renovation and improvement costs which improve and/or extend the useful life of the asset are capitalized and depreciated over the estimated useful life. In addition, initial "turn over" costs such as electrical, plumbing and painting generally incurred during the renovation, re-tenanting and stabilization period, which are necessary to restore apartment units to their intended use, are capitalized and depreciated over their estimated useful life.

     Leasing costs, such as commissions, locator fees and other costs incurred in connection with renting the Company's apartment units, are amortized on a straight-line basis over a period of nine months. The amortization period is consistent with the weighted average life of the associated lease agreements.

     Marketing costs incurred to rent real estate during the approximate two-year renovation, re-tenanting and stabilization period are capitalized and amortized over such stabilization period.

2. REAL ESTATE ACQUISITION AND DEBT

     On April 17, 1997, the Company refinanced $8.5 million of fixed-rate, tax-exempt bonds issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the "Bellevue Bonds") and secured by the Crossings of Bellevue property. The Bellevue Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at a minimum rate required to remarket the bonds at par. The Bellevue Bonds are credit enhanced by a credit facility (the "FNMA Facility") issued by Federal National Mortgage Association ("FNMA"). The Bellevue Bonds mature on December 15, 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     On April 25, 1997, The Harris County Housing Finance Corporation issued $4.0 million of variable-rate, taxable bonds (the "Sandalwood Bonds") for the benefit of the Sandalwood property. The Sandalwood Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Sandalwood Bonds are credit enhanced by FNMA under the FNMA Facility. The Sandalwood Bonds mature on December 15, 2036.

     On April 25, 1997, The Harris County Housing Finance Corporation issued $9.1 million in variable-rate, tax-exempt bonds (the "Ashford Bonds") for the benefit of the Trails of Ashford property. The Ashford Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Ashford Bonds are credit enhanced by FNMA under the FNMA Facility. The Ashford Bonds mature on December 15, 2036.

     On May 1, 1997, the Company sold at par $4.0 million of tax-exempt bonds (the "Stonybrook Bonds") and approximately $900,000 of tax-exempt subordinate bonds (the "Madera Bonds") to TEB Municipal Trust II, a New York Trust ("TEB II"). The Company has an approximately 1% ownership interest in TEB II through G.P. Municipal Holdings, L.L.C., an Illinois limited liability company of which the Company is a member ("G.P. Holdings"). The interest rate on the $4.0 million of fixed rate tax-exempt Stonybrook Bonds is 10% per annum. The Stonybrook Bonds are collateralized by the Stonybrook property and mature on October 1, 2012. The interest rate on approximately $900,000 of tax-exempt Madera Bonds is fixed at 11% per annum. The Madera Bonds are collateralized by the Madera Point property and mature on June 1, 2027.

     Concurrent with its purchase of the bonds, TEB II sold a $4.9 million Class A Receipt of beneficial interest in TEB II at a fixed rate of 9.5% per annum, payable monthly. G.P. Holdings holds an approximately $14,500 Class G Receipt, which is entitled to a distribution in an amount equal to the excess of interest earned by TEB II from its ownership of the Madera Bonds and the Stonybrook Bonds over the distributions paid to the Class A Receipt holders. Under the terms of certain agreements between members of G.P. Holdings, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings. This amounted to approximately $10,000 for the period May 1, 1997 through June 30, 1997.

     Effective April 17, 1997, the Company entered into an interest rate cap agreement with Credit Lyonnais New York Branch ("CLNY") at a purchase price of $756,370 to protect against interest rate fluctuations with respect to the Bellevue Bonds and the Ashford Bonds. Pursuant to the terms of such interest rate cap agreement, the interest rate is limited to 4.95% per annum on a notional amount of $17.6 million. The interest rate cap agreement terminates on April 17, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Effective April 25, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $234,000 to protect against interest rate fluctuations with respect to the Sandalwood Bonds. Pursuant to the terms of such interest rate cap agreement, the interest rate is limited to 6.5% per annum on a notional amount of $4.0 million. The interest rate cap agreement terminates on April 26, 2004.

     On May 28, 1997, the Company entered into an unsecured revolving credit facility with CLNY for $25.0 million (as amended on June 27, 1997, the "CLNY Unsecured Line of Credit") at Prime plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid principal balance, together with any accrued or unpaid interest thereon, shall be due and payable 90 days following the date of any advance under the CLNY Unsecured Line of Credit. As of June 30, 1997, there were no amounts outstanding under the CLNY Unsecured Line of Credit. The CLNY Unsecured Line of Credit matures on December 31, 1997.

     On June 22, 1997, the Company entered into a secured revolving credit facility to refinance its credit facility with Bank One Arizona (the "Bank One Credit Facility") with Nomura Asset Capital Corporation (as amended, the "NACC Revolving Loan"). The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75.0 million subject to the amount of collateral pledged by the Company. As of June 30, 1997, five properties were pledged as collateral under the NACC Revolving Loan, and approximately $22.0 million was outstanding. As of June 30, 1997, the Company was entitled to borrow an additional $7.0 million under the NACC Revolving Loan. On July 2, 1997, the Cedar Creek property was added to the NACC Revolving Loan collateral pool to provide the Company with an aggregate borrowing capacity of approximately $35.0 million, of which $22.0 million remained outstanding, and $13.0 million was available to the Company. The NACC Revolving Loan matures on December 31, 1997. Additionally, on June 26, 1997, the Company entered into an amendment to the NACC Revolving Loan to permit the Company, notwithstanding the maximum availability provisions described above, to borrow $20.7 million to acquire the Cedar Creek and Park Colony apartments. This advance was intended to serve as short-term bridge financing and was required to be repaid by July 2, 1997. On June 30, 1997, the Company repaid the $20.7 million short-term bridge loan with proceeds from the Company's Shelf Offering, as described in footnote 6.

     On June 27, 1997, the Company purchased Cedar Creek and Park Colony apartments for $7.2 million and $14.5 million, respectively. Cedar Creek is a 392-unit apartment complex located in San Antonio, Texas, and Park Colony is a 352-unit apartment complex located in Norcross, Georgia. The Company financed these acquisitions using borrowings under the NACC Revolving Loan, which were repaid from proceeds of the Shelf Offering. The Company acquired these properties from an unaffiliated third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. ESCROWED BOND FUNDS--RESTRICTED

     As of June 30, 1997, the Company had approximately $403,000 in escrow, of which approximately $197,000 related to those properties owned by Ambassador I, L.P., a partnership in which the Company holds a 50.1% interest. The escrow monies will be used to complete certain renovation projects associated with tax-exempt bond requirements on those properties.

4. STOCK OPTION PLAN

     Pursuant to the 1994 stock incentive plan, as amended (the "1994 Stock Incentive Plan") and the 1996 stock incentive plan, as amended (the "1996 Stock Incentive Plan") as discussed in note 6 to the 1996 Annual Report on Form 10-K, directors, executive officers and certain key employees were offered the opportunity to acquire shares of Common Stock through stock options. In March 1997, the Board of Directors adopted the 1997 stock incentive plan (the "1997 Stock Incentive Plan") for the purpose of attracting and retaining directors, officers and key employees. The 1997 Incentive Plan provides for the issuance of options to purchase up to 1.6 million shares of Common Stock.
Collectively, the 1994, 1996 and 1997 Stock Incentive Plans are referred to herein as the "Stock Incentive Plan." During the quarter ended June 30, 1997, 9,000 options were exercised under the Stock Incentive Plan at prices ranging from $15.25 to $18.00 per share of Common Stock. On April 7, 1997, the Company granted 47,010 stock options to Debra Cafaro, the Company's new president. In addition, the Company granted 7,500 stock options to certain non-executive officers during the quarterly period ended June 30, 1997. At June 30, 1997, options for 1,672,990 shares of Common Stock are available for grant under the Stock Incentive Plan. The amendment to the 1994 Stock Incentive Plan, the 1996 Stock Incentive Plan and the 1997 Stock Incentive Plan were approved by the stockholders at the Annual Meeting of Stockholders held on May 15, 1997.

5. DECLARATION OF DISTRIBUTIONS TO STOCKHOLDERS AND LIMITED PARTNERS

     On July 24, 1997, the Board of Directors of the Company authorized distribution payments of approximately $4.2 million and $358,127, or $0.40 per Common Unit, to holders of Common Units of Ambassador Apartments, L.P. (the "Operating Partnership") for the quarter ended June 30, 1997. The distributions are payable on August 20, 1997. Also on July 24, 1997, the Board of Directors of the Company authorized distribution payments of $567,567, or $0.42 per Class A Senior Cumulative Convertible Preferred Unit ("Class A Preferred Units"), to the holder of Class A Preferred Units of the Operating Partnership, for the quarter ended June 30, 1997. This distribution is also payable on August 20, 1997.

     On July 24, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share of Common Stock to the Common Stockholders of the Company for the quarter ended June 30, 1997. The dividends are payable on August 20, 1997, to holders of record as of August 18, 1997. The Board of Directors of the Company also authorized a quarterly dividend in the amount of $0.42 per Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock") to the holder of Class A Preferred Stock for the quarterly period ended June 30, 1997. The Class A Preferred Stock dividend is also payable on August 20, 1997.

6. COMMON STOCK

     In June 1997, the Company registered 2.5 million shares of Common Stock pursuant to an equity shelf registration statement (the "Equity Shelf Registration") of which 1.3 million registered Common Shares were sold on June 30, 1997 (collectively, the "Shelf Offering") at prices between $22.375 and $22.625. The closing price of a Common Share on June 17, 1997 (the date the Company entered into an agreement to sell 1.3 million shares of Common Stock) was $22.625. The Company received gross proceeds of approximately $29.3 million and net proceeds of approximately $29.0 million in connection therewith. The Company used $20.7 million of the net proceeds received from the Shelf Offering to repay the short-term bridge loan borrowed pursuant to the amendment to the NACC Revolving Loan, $3.1 million to repay funds borrowed under the CLNY Unsecured Line of Credit and the remainder was used to repay additional principal outstanding under the NACC Revolving Loan.

7. OTHER

     On April 7, 1997, the Company entered into an employment agreement with Debra Cafaro. The employment agreement provides that the Company loan $700,000 to Ms. Cafaro in connection with the purchase of 32,990 of Common Units in the Operating Partnership at a price of $24.25 per Common Unit, equal to a total purchase price of $800,000. The loan bears interest at 6.38% and matures not later than June 30, 2000.

8.   EXTRAORDINARY ITEM

     On June 22, 1997, the Company refinanced its Bank One Credit Facility with the NACC Revolving Loan. Unamortized deferred financing fees associated with the Bank One Credit Facility were written off upon issuance of the NACC Revolving Loan. As a result of this write-off, the Company recognized a $900,000 extraordinary loss, net of minority interest.

9. LEGAL PROCEEDINGS

     The Company is involved in a variety of legal proceedings arising in the ordinary course of business. It is management's belief that, collectively, all such proceedings are not expected to have material impact on the Company's financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. PRO FORMA INFORMATION - UNAUDITED

     The following unaudited table of pro forma information has been prepared as if the Company's acquisitions and related debt in 1996 and 1997 had all occurred as of the beginning of each quarter presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

                Pro Forma for the Six-Month Period Ended June 30
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)



                                               1997     1996
                                              -------  -------
Total revenue...............................  $47,217  $45,756
Property operating..........................   20,540   19,752
Depreciation and amortization...............    9,798    9,923
Interest....................................   13,825   13,591
                                              -------  -------
Total expenses..............................   44,163   43,266
                                              -------  -------

Income before Minority Interest, loss from
sale of interest rate cap, and extraordinary
item........................................   $3,054   $2,490
                                              =======   ======
Income per share of Common Stock............    $0.25    $0.20
                                              =======   ======


     The pro forma financial information includes the following adjustments:
(i) an increase to rental revenues, property operating expenses and related interest expense to reflect the acquisitions in 1996 and 1997; (ii) an increase in general and administrative expense to reflect additional costs associated with increasing the size of the portfolio; (iii) an increase in interest expenses associated with acquisitions in 1996 and 1997; and (iv) an increase in depreciation to reflect the acquisitions noted in (i) above.

     Net income has not been reduced for Minority Interests, and net income per share assumes conversion into Common Stock of (i) all limited partnership interests in the Operating Partnership; (ii) certain limited partnership interests in Jupiter I, L.P. and Jupiter II, L.P.; and (iii) the Class A Preferred Stock. Therefore, the total Common Stock outstanding at January 1, 1996 and January 1, 1997 would have been 12,192,181 and 12,290,746, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTRODUCTION

     The following is a discussion and analysis of the results of operations and financial condition of Ambassador Apartments, Inc. (together with its affiliates, the "Company"). As of June 30, 1997, the Company owned 52 multifamily residential properties, including ownership interests in two unconsolidated joint ventures. Historical results and percentage relationships presented herein are not necessarily indicative of future operations.

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

     The following table sets forth the calculations of FFO for the Company using NAREIT's current computation method and all references to FFO in this Form 10-Q reflect NAREIT's current computation method.

                                        (In 000's, except per share amounts)
                                               For the Quarter Ended
                                                  June 30, 1997
                                        ------------------------------------

Net income before minority interest and
 extraordinary item....................                 $1,344
FFO ADJUSTMENTS:
Depreciation...........................                  4,563
Adjustments to joint ventures..........                    211
                                                      --------
FFO....................................                 $6,118
                                                      ========
FFO per share (1)......................                  $0.50
                                                      ========

(1) FFO per share is based upon the weighted average number of 12,354,699 fully diluted common shares outstanding for the quarter ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

     During the twelve-month period from July 1, 1996 through June 30, 1997, the Company acquired 13 properties containing 4,202 units from unaffiliated third-party sellers (the "Additional Properties"). In addition, four separate issuances of tax-exempt bonds totaling $32.0 million and one taxable bond issuance of $4.0 million (collectively, the "New Bonds") occurred during the twelve-month period from July 1, 1996 through June 30, 1997, to reimburse acquisition and renovation costs on five properties. Of the New Bonds, $14.6 million and $2.3 million of variable-rate, tax-exempt bonds were issued on November 13, 1996, and November 26, 1996, for the benefit of The Mills and Shallow Creek properties, respectively. On March 6, 1997, $6.0 million of variable-rate, tax-exempt bonds were issued for the benefit of the Crossroads property. On April 25, 1997, $9.1 million of variable-rate, tax-exempt bonds were issued for the benefit of the Trails of Ashford property, and $4.0 million of variable-rate, taxable bonds were issued for the benefit of the Sandalwood property.

     On May 1, 1997, the Company sold at par $4.0 million of tax-exempt bonds (the "Stonybrook Bonds") and approximately $900,000 of tax-exempt subordinate bonds (the "Madera Bonds") to TEB Municipal Trust II, a New York Trust ("TEB II"). The Company has an approximately 1% ownership interest in TEB II through G.P. Municipal Holdings, L.L.C., an Illinois limited-liability company of which the Company is a member ("G.P. Holdings"). The Stonybrook Bonds bear interest at 10% per annum and are collateralized by the Stonybrook property. The Stonybrook Bonds mature on October 1, 2012. The Madera Bonds bear interest at 11% per annum and are collateralized by the Madera Point property. The Madera Bonds mature on June 1, 2027.

     On August 20, 1996, the Company assumed $39.0 million in face amount of tax-exempt bonds (the "Florida Bonds"), in connection with the acquisition of four properties located in Florida (the "Florida Properties"). In addition, on October 1, 1996 and November 21, 1996, the Company assumed $24.1 million in variable-rate, tax-exempt bonds with respect to the acquisition of two properties.

     The acquisition of the Additional Properties, the assumption of tax-exempt bonds associated with the purchase of the Additional Properties, the issuance of the New Bonds and the sale of the Stonybrook Bonds and the Madera Bonds included in the consolidated financial statements of the Company accounted for the significant changes in operating results for the six months ended June 30, 1997, when compared to the same period in 1996.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996.

     For the six months ended June 30, 1997, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item increased $486,000 to $3.1 million when

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared to the same period in 1996. This increase was primarily due to increases in total revenues, partially offset by increases in total expenses. These items are discussed in greater detail below.

     Total revenues increased by $12.6 million, or 39.6%, to $44.5 million, for the six-month period ended June 30, 1997, when compared with the same period in 1996. Of this increase, approximately $10.5 million is attributable to the acquisition of the Additional Properties.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $4.5 million, or 27.7%, to $20.8 million for the six months ended June 30, 1997, when compared with the same period in 1996. Property operating expenses increased $3.1 million, of which approximately $2.8 million is due to the acquisition of the Additional Properties. Real estate taxes increased approximately $1.4 million, of which $1.0 million is related to the purchase of the Additional Properties. General and administrative expenses increased $748,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 11,526 units at June 30, 1996, to 15,728 units at June 30, 1997. These increases in expenses were offset by a decrease in financing fees and an increase in income from unconsolidated real estate limited partnerships. Financing fees decreased $344,000 primarily resulting from the Company replacing its existing credit enhancement on approximately $184.5 million of variable-rate, tax-exempt bonds with the FNMA Facility (as defined below). Income from unconsolidated real estate limited partnerships increased $535,000 primarily as a result of the Company's investment in G.P. Holdings.

     Depreciation and amortization increased $2.1 million, or 28.8%, to $9.4 million for the six-month period ended June 30, 1997, when compared to the same period in 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties, partially offset by lower amortization as a result of a longer amortization period for those costs incurred in connection with the FNMA Facility and lower deferred financing fees resulting from the write-off of approximately $5.8
million of deferred financing costs in the fourth quarter of 1996.   The
Company incurred approximately $4.5 million of deferred financing costs as a result of the FNMA Facility transaction. These costs are being amortized over the term of the FNMA Facility (25 years) compared to an average term of seven years for those costs written off in the fourth quarter of 1996.

     Interest expense increased $5.5 million to $11.1 million for the six-month period ended June 30, 1997, when compared to the same period in 1996. This increase is primarily attributable to interest costs associated with the bonds assumed by the Company in connection with the acquisition of the Additional Properties during the twelve-month period July 1, 1996 through June 30, 1997 ($2.9 million); the issuance of the New Bonds ($414,000); two conventional long-term secured financings with Nomura Asset Capital Corporation for $16.1 million and $21.5 million entered into in March 1996 and March 1997, respectively ($872,000); the December 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

remarketing of $7.2 million of tax-exempt bonds secured by Madera Point and the sale of Stonybrook and Madera Bonds ($290,000); and an increase of swap interest expense ($675,000).

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996.

     For the three months ended June 30, 1997, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item increased $64,000 to $1.3 million when compared to the same period in 1996. This increase was primarily due to increases in rental and other revenues, partially offset by increases in total expenses. These increases are discussed in greater detail below.

     Total revenues increased by $6.5 million, or 39.9%, to $22.7 million, for the three-month period ended June 30, 1997, when compared with the same period in 1996. Of this increase, approximately $4.9 million is attributable to the acquisition of the Additional Properties.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $2.5 million, or 30.8%, to $10.7 million for the three months ended June 30, 1997, when compared with the same period in 1996. Property operating expenses increased $1.8 million, of which $1.3 million was due to the acquisition of the Additional Properties. Real estate taxes increased $845,000, of which $494,000 was related to the purchase of the Additional Properties. General and administrative expenses increased $718,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio. Repairs and maintenance increased $134,000, primarily attributable to the acquisition of the Additional Properties. Financing fees decreased $159,000 as a result of reduced credit enhancement costs associated with the replacement of existing credit enhancement with the FNMA Facility. Income from unconsolidated real estate limited partnerships increased $542,000 primarily as a result of the Company's investment in G.P. Holdings.

     Depreciation and amortization increased $1.1 million, or 28.5%, to $4.8 million for the three-month period ended June 30, 1997. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties, partially offset by a reduction in amortization as a result of the Company entering into the FNMA Facility.

     Interest expense increased $2.8 million to $5.9 million for the three-month period ended June 30, 1997, when compared to the same period in
1996.   This increase is primarily attributable to interest costs associated with the bonds assumed by the Company in connection with the acquisition of the Additional Properties during the twelve-month period July 1, 1996 through June 30, 1997, the issuance of the New Bonds, the December 1996 remarketing of $7.2 million of tax-exempt bonds secured by Madera Point and the sale of the Stonybrook and Madera Bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

     Interest rates on approximately $232.3 million (including the non-consolidated Williamsburg property) of the Company's variable-rate, tax-exempt and taxable bonds as of June 30, 1997, are determined weekly by a remarketing agent at the minimum interest rate necessary for the bonds to be remarketed at par. In an effort to reduce risk, as of June 30, 1997, the Company had successfully hedged all of its variable-rate, tax-exempt and taxable bonds through interest rate swaps or caps for an average term of approximately 6.5 years at an all in cost of approximately 6.1% annually.

     On April 7, 1997, the Company entered into an employment agreement with Debra Cafaro, the Company's new President. The employment agreement provides that the Company loan $700,000 to Ms. Cafaro in connection with the purchase of 32,990 of Common Units in the Operating Partnership at a price of $24.25 per Common Unit, equal to a total purchase price of $800,000. The loan bears interest at 6.38% and matures not later than June 30, 2000.

     On May 1, 1997, the Company sold at par $4.0 million of tax-exempt bonds (the "Stonybrook Bonds") and approximately $900,000 of tax-exempt subordinate bonds (the "Madera Bonds") to TEB Municipal Trust II, a New York Trust ("TEB II"). The Company has an approximately 1% ownership interest in TEB II through G.P. Municipal Holdings, L.L.C., an Illinois limited liability company of which the Company is a member ("G.P. Holdings"). The interest rate on the $4.0 million of fixed rate tax-exempt Stonybrook Bonds is 10% per annum. The Stonybrook Bonds are collateralized by the Stonybrook property and mature on October 1, 2012. The interest rate on approximately $900,000 of tax-exempt Madera Bonds is fixed at 11% per annum. The Madera Bonds are collateralized by the Madera Point property and mature on June 1, 2027.

     Concurrent with its purchase of the bonds, TEB II sold a $4.9 million Class A Receipt of beneficial interest in TEB II at a fixed rate of 9.5% per annum, payable monthly. G.P. Holdings holds an approximately $14,500 Class G Receipt, which is entitled to a distribution in an amount equal to the excess of interest earned by TEB II from its ownership of the Madera Bonds and the Stonybrook Bonds over the distributions paid to the Class A Receipt holders. Under the terms of certain agreements between members of G.P. Holdings, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings. This amounted to approximately $10,000 for the period May 1, 1997 through June 30, 1997.

     On May 28, 1997, the Company entered into an unsecured revolving credit facility with Credit Lyonnais New York Branch ( "CLNY") for $25.0 million (as amended on June 27, 1997, the "CLNY Unsecured Line of Credit") at Prime plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid principal balance, together with any accrued or unpaid interest thereon, shall be due and payable 90 days following the date of any advance under

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the CLNY Unsecured Line of Credit. As of June 30, 1997, there were no amounts outstanding under the CLNY Unsecured Line of Credit. The CLNY Unsecured Line of Credit matures on December 31, 1997.

     In June 1997, the Company registered 2.5 million shares of Common Stock pursuant to an equity shelf registration statement (the "Equity Shelf Registration"), of which 1.3 million registered
Common Shares were sold on June 30, 1997 (collectively, the "Shelf Offering") at prices between $22.375 and $22.625. The closing price of a Common Share on June 17, 1997 (the date the Company entered into an agreement to sell 1.3 million shares of Common Stock) was $22.625. The Company received gross proceeds of approximately $29.3 million and net proceeds of approximately $29.0 million in connection therewith. The Company used $20.7 million of the net proceeds received from the Shelf Offering to repay the short-term bridge loan borrowed pursuant to the amendment to the NACC Revolving Loan, as defined below, $3.1 million to repay funds borrowed under the CLNY Unsecured Line of Credit and the remainder was used to repay additional principal outstanding under the NACC Revolving Loan.

     On June 22, 1997, the Company entered into a secured revolving credit facility to refinance its credit facility with Bank One Arizona (the "Bank One Credit Facility") with Nomura Asset Capital Corporation (as amended, the "NACC Revolving Loan"). The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75.0 million subject to the amount of collateral pledged by the Company. As of June 30, 1997, five properties were pledged as collateral under the NACC Revolving Loan, and approximately $22.0 million was outstanding. As of June 30, 1997, the Company was entitled to borrow an additional $7.0 million under the NACC Revolving Loan. On July 2, 1997, the Cedar Creek property was added to the NACC Revolving Loan collateral pool to provide the Company with an aggregate borrowing capacity of approximately $35.0 million, of which $22.0 million remained outstanding, and $13.0 million was available to the Company. The NACC Revolving Loan matures on December 31, 1997. Additionally, on June 26, 1997, the Company entered into an amendment to the NACC Revolving Loan to permit the Company, notwithstanding the maximum availability provisions described above, to borrow $20.7 million to acquire the Cedar Creek and Park Colony apartments. This advance was intended to serve as short-term bridge financing and was required to be repaid by July 2, 1997. On June 30, 1997, the Company repaid the $20.7 million short-term bridge loan with proceeds from the Company's Shelf Offering, as described in footnote 6.

     On June 27, 1997, the Company purchased Cedar Creek and Park Colony apartments for $7.2 million and $14.5 million, respectively. Cedar Creek is a 392-unit apartment complex located in San Antonio, Texas, and Park Colony is a 352-unit apartment complex located in Norcross, Georgia. The Company financed these acquisitions using borrowings under the NACC Revolving Loan, which were repaid from proceeds of the Shelf Offering. The Company acquired these properties from an unaffiliated third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


        On July 24, 1997, the Board of Directors of the Company authorized distribution payments of approximately $4.2 million and $358,127, or $0.40 per Common Unit, to holders of Common Units of Ambassador Apartments, L.P. (the "Operating Partnership") for the quarter ended June 30, 1997. The distributions are payable on August 20, 1997. Also on July 24, 1997, the Board of Directors of the Company authorized distribution payments of $567,567, or $0.42 per Class A Senior Cumulative Convertible Preferred Unit ("Class A Preferred Units"), to the holder of Class A Preferred Units of the Operating Partnership, for the quarter ended June 30, 1997. This distribution is also payable on August 20, 1997.

     On July 24, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share of Common Stock to the Common Stockholders of the Company for the quarter ended June 30, 1997. The dividends are payable on August 20, 1997, to holders of record as of August 18, 1997.
The Board of Directors of the Company also authorized a quarterly dividend in the amount of $0.42 per Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred Stock") to the holder of Class A Preferred Stock for the quarterly period ended June 30, 1997. The Class A Preferred Stock dividend is also payable on August 20, 1997.

     The Company expects to meet its liquidity requirements including, for example, scheduled debt maturities, future property acquisitions and capital improvements, using its cash flow from operating activities or cash provided by collateralized or uncollateralized borrowings, including the NACC Revolving Loan and the CLNY unsecured line of credit.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30,
1996

     Cash and cash equivalents increased $7.6 million to $10.2 million at June 30, 1997, when compared to the same period in 1996. This increase is primarily attributable to an increase in net cash provided by financing activities, an increase in net cash provided by operating activities and a decrease in cash used in investing activities.

     Net cash provided by operating activities increased $5.6 million to $13.1 million for the six-month period ended June 30, 1997, when compared to the same period in 1996. The primary reason for this increase was an increase in operating cash flow as a result of the purchase of the Additional Properties as more fully described in Results of Operations and the Company paying the majority of its 1996 real estate taxes in December 1996, compared to paying its 1995 real estate taxes in the first quarter of 1996.

     Net cash used in investing activities decreased $1.7 million to $31.4 million for the six-month period ended June 30, 1997, when compared to the same period in 1996. Of this decrease, $1.1 million resulted from a repayment of an advance to an unconsolidated real estate limited partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Net cash provided by financing activities increased $1.5 million to $24.4 million for the six-month period ended June 30, 1997, when compared to the same period in 1996. This increase is primarily attributable to an increase in proceeds received from new bond issues, proceeds received from the Company's Shelf Offering and proceeds from stock options held by officers and employees and exercised during the six-month period ended June 30, 1997. These increases were partially offset by the repayments of the Crossing of Bellevue and Falls of Bells Ferry bonds and an increase in repayments of the Company's short-term borrowings.

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

     FAILURE TO QUALIFY AS A REIT. If the Company fails to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to stockholders in computing taxable income, and such distributions would be subject to federal income tax at regular corporate rates. If the Operating Partnership or any of its subsidiary partnerships were to fail to qualify as a partnership for federal income tax purposes, such entity would be taxable as a corporation, and the Company could cease to qualify as a REIT for federal income tax purposes.

                                    PART II

Other Information

Item 1.  Legal Proceedings

         There are no material legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


         (a)   The annual meeting of stockholders was held on May 15, 1997.

         (b)   (i)  The following directors were elected at the meeting:

                    Norman R. Bobins       Debra A. Cafaro
                    Michael W. Reschke     Matthew W. Kaplan

              (ii)  The following directors continued in office:

                    Jane R. Patterson
                    David M. Glickman
                    David B. Heller
                    Richard F. Levy

         (c) The matters voted upon and the results of the voting were as follows:

              (i)  Election of the following as directors:

                            Norman R. Bobins       Debra A. Cafaro
                            ----------------------  -------------------

Results: FOR                       6,824,301              6,824,301
                                   ---------              ---------
         AGAINST                      18,945                 18,945
                                   ---------              ---------
         ABSTENTION                        0                      0
                                   ---------              ---------
         BROKER NONVOTER                   0                      0
                                   ---------              ---------

             (ii)  Election of Matthew W. Kaplan as director:

                   Results:          FOR             1,351,351
                                                     ---------
                                     AGAINST                 0
                                                     ---------
                                     ABSTENTION              0
                                                     ---------
                                     BROKER NONVOTER         0
                                                     ---------

            (iii)  Election of Michael W. Reschke as director:

                   Results:          FOR             6,823,301
                                                     ---------
                                     AGAINST            19,945
                                                     ---------
                                     ABSTENTION              0

                                     BROKER NONVOTER         0
                                                     ---------

             (iv)  To approve an amendment to the 1994 Stock Incentive Plan:

                   Results:          FOR             4,341,558
                                                     ---------
                                     AGAINST           999,577
                                                     ---------
                                     ABSTENTION         15,697
                                                     ---------
                                     BROKER NONVOTER 1,486,414
                                                     ---------

              (v)  To approve the 1996 Stock Incentive Plan:

                   Results:          FOR             4,315,635
                                                     ---------
                                     AGAINST         1,025,400
                                                     ---------
                                     ABSTENTION         15,797
                                                     ---------
                                     BROKER NONVOTER 1,486,414
                                                     ---------

             (vi)  To approve the 1997 Stock Incentive Plan:

                   Results:          FOR             3,982,135
                                                     ---------
                                     AGAINST         1,359,600
                                                     ---------
                                     ABSTENTION         15,097
                                                     ---------
                                     BROKER NONVOTER 1,486,414
                                                     ---------

Item 5.       Other Information

              None

Item 6.       Exhibits or Reports on Form 8-K


     (a) Exhibits

         10.63 Interest rate cap agreement dated April 10, 1997, for a notional amount of $17.6 million by and between the Company and Credit Lyonnais New York Branch.

         10.64 Interest rate cap agreement dated April 16, 1997, for a notional amount of $4.0 million by and between the Company and Credit Lyonnais New York Branch.

         10.65 Revolving Credit Agreement dated May 28, 1997, in the amount of $25.0 million by and between the Company and Credit Lyonnais
                New York Branch.

         10.66 Amendment to Credit Lyonnais Revolving Credit Agreement, dated as of June 27, 1997, by and between the Company and Credit Lyonnais New York Branch.

         10.67 Note Agreement dated June 22, 1997, in the amount of $75.0 million by and between the Company and Nomura Asset Capital Corporation.

         10.68 First Amendment to Nomura Note Agreement dated as of June
               26, 1997, by and between the Company and Nomura Asset Capital Corporation.

         10.69 Employment Agreement dated April 7, 1997, by and between the Company and David M. Glickman.

         10.70 Employment Agreement dated April 7, 1997, by and between the Company and Debra A. Cafaro.

         10.71 Employment Agreement dated April 7, 1997, by and between the Company and Adam D. Peterson.

         10.72 Employment Agreement dated April 7, 1997, by and between the Company and Thomas J. Coorsh.

         10.73 Secured nonrecourse promissory note dated April 7, 1997, by and between the Company and Debra A. Cafaro in connection with the purchase of common units of Ambassador Apartments, L.P.

         10.74 Amendment No. 4, dated as of April 7, 1997, to Amended and Restated Agreement of Limited Partnership of Ambassador Apartments, L.P.

         10.75 Amendment No. 1 to the Exchange Rights Agreement, dated April 7, 1997.

         10.76 Deferred compensation agreement dated May 1, 1995.

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated June 23, 1997, reporting under Item 5 certain developments with respect to the Company's credit facilities, and a Current Report on Form 8-K dated June 27, 1997, reporting under Item 2 the acquisition of two apartment properties. The June 27, 1997, Form 8-K will be amended prior to September 10, 1997, to include Statements of Revenue and Certain Expenses for the year ended December 31, 1996, and for the three-month period ended March 31, 1997, for the acquired properties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMBASSADOR APARTMENTS, INC.
                                 Registrant



Date: August 12, 1997            /s/ Thomas J. Coorsh
     ----------------            ---------------------------
                                 Thomas J. Coorsh
                                 Senior Vice President and
                                 Chief Accounting Officer