Form 10-Q
period 1997-09-30
AMBASSADOR APARTMENTS INC
filed 1997-11-14
CIK 921946

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _______________ to
     _______________.

Commission file number  1-14132
                        ------------

                         AMBASSADOR APARTMENTS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               MARYLAND                                   36-3948161
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)


           77 W. Wacker Drive
           Suite 4040
           Chicago, Illinois                                 60601
---------------------------------------------   -------------------------------
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

      As of November 13, 1997 the registrant had outstanding 10,552,180 shares of Common Stock, $.01 par value per share.

                         AMBASSADOR APARTMENTS, INC.              Form 10-Q


                                    INDEX

Part I: Financial Information                                                           Page

Item 1. Financial Statements


         Consolidated balance sheets of Ambassador Apartments, Inc. as of
         September 30, 1997 and December 31, 1996......................................  4

         Consolidated statements of operations of Ambassador Apartments, Inc.
         for the three-and nine-month periods ended September 30, 1997 and 199.........  5

         Consolidated statements of cash flows of Ambassador Apartments, Inc.
         for the nine-month periods ended September 30, 1997 and 1996..................  6


         Notes to consolidated financial statements....................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.................................................................... 15

Part II: Other Information

Item 1.  Legal Proceedings............................................................. 24
Item 2.  Changes in Securities......................................................... 24
Item 3.  Defaults Upon Senior Securities............................................... 24
Item 4.  Submission of Matters to a Vote of Security Holders........................... 24
Item 5.  Other Information............................................................. 24
Item 6.  Exhibits or Reports on Form 8-K............................................... 25

Signature.............................................................................. 26

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

                         AMBASSADOR APARTMENTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
             (Dollars in thousands, except for per share amounts)
                                 (Unaudited)

                                                          SEPTEMBER  30, 1997  DECEMBER 31, 1996
                                                          -------------------  -----------------
ASSETS
Rental property:
  Land..................................................  $            89,440  $          82,124
  Buildings and improvements............................              450,782            407,002
  Furniture and equipment...............................                7,068              6,166
                                                          -------------------  -----------------
                                                                      547,290            495,292
Accumulated depreciation................................              (47,273)           (33,340)
                                                          -------------------  -----------------
                                                                      500,017            461,952
Cash and cash equivalents...............................                5,536              4,002
Escrow deposits.........................................               31,017             30,897
Escrowed bond funds--restricted.........................                  248                549
Note receivable - Officer...............................                1,000              1,000
Accounts receivable.....................................                1,421              1,870
Investment in and advances to unconsolidated real estate
  limited partnerships..................................                4,018              4,549
Deferred financing costs, net...........................               13,725              9,640
Other...................................................                2,894              1,325
                                                          -------------------  -----------------
TOTAL ASSETS............................................  $           559,876  $         515,784
                                                          ===================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Bonds payable...........................................  $           317,796  $         279,355
Notes payable...........................................               62,114             79,974
Accrued interest........................................                  329                913
Real estate taxes payable...............................                6,327              3,837
Tenant security deposits................................                2,480              2,231
Accounts payable and other liabilities..................                3,036              2,138
Distributions/dividends payable.........................                  739                750
                                                          -------------------  -----------------
Total liabilities.......................................              392,821            369,198
                                                          -------------------  -----------------
Minority interest.......................................               29,913             32,006

Preferred Stock, $.01 par value; 20,000,000 shares
  authorized, 1,351,351 shares of Class A Senior
  Cumulative Convertible Preferred Stock issued and
  outstanding...........................................               24,132             24,132
Stockholders' equity:
  Common Stock, $.01 par value; 100,000,000
    shares authorized, 10,552,180 and 8,958,525
    shares issued and outstanding at September 30, 1997
    and December 31, 1996, respectively.................                  106                 90
  Additional paid-in capital............................              146,754            112,975
  Distributions in excess of accumulated earnings.......              (33,850)           (22,617)
                                                          -------------------  -----------------
Total stockholders' equity..............................              113,010             90,448
                                                          -------------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $           559,876  $         515,784
                                                          ===================  =================

See accompanying notes to consolidated financial statements.

                          AMBASSADOR APARTMENTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)
                                  (Unaudited)


                                                               THREE MONTHS           NINE MONTHS
                                                            ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                                            ------------------     ------------------
                                                              1997        1996       1997       1996
                                                            -------     -------    -------    --------
Revenues:
 Rental.............................................          $22,342    $16,086     $63,661    $45,553
 Other..............................................            1,917      1,397       5,084      3,790
                                                           ----------  ---------   ---------  ---------
      Total revenues................................           24,259     17,483      68,745     49,343
Expenses:
  Property operating................................            6,225      4,102      16,770     11,554
  Real estate taxes.................................            1,985      1,693       6,165      4,442
  General and administrative........................            1,924      1,373       5,052      3,753
  Depreciation......................................            5,027      3,359      13,933      9,547
  Advertising and marketing.........................              483        362       1,208        905
  Repairs and maintenance...........................            1,020        575       2,176      1,668
  Bad debt expense..................................               33         85         130        307
  Financing fees....................................              768        762       2,086      2,425
  Interest..........................................            5,661      3,452      16,809      9,072
  Amortization of deferred financing fees...........              387        349         871      1,452
  Income from unconsolidated real estate
     limited partnerships...........................              (11)      (267)       (333)      (55)
                                                           ----------  ---------   ---------  ---------
      Total expenses................................           23,502     15,845      64,867     45,070
                                                           ----------  ---------   ---------  ---------
Income before allocation to minority interest, loss
  on sale of interest rate cap and  extraordinary
  item..............................................              757      1,638       3,878      4,273
Income allocated to minority interest...............             (261)      (555)     (1,004)    (1,032)
                                                           ----------  ---------   ---------  ---------
Income before loss on sale of interest rate cap
  and extraordinary item............................              496      1,083       2,874      3,241
Loss on sale of interest rate cap, net of minority
  interest..........................................               --         --          --      2,084
                                                           ----------  ---------   ---------  ---------
Income before extraordinary item                                  496      1,083       2,874      1,157
Extraordinary item, net of minority interest........               --         --        (900)        --
                                                           ----------  ---------   ---------  ---------
Net income.........................................               496      1,083       1,974      1,157
Income allocated to preferred stockholders.........              (576)      (283)     (1,711)      (283)
                                                           ----------  ---------   ---------  ---------
Net (loss) income allocable to common
  stockholders.....................................              $(80)      $800        $263      $874
                                                           ==========  =========   =========  =========
(Loss) income per share of weighted average
  common stock outstanding:
Before extraordinary item..........................            $(0.01)      $0.09      $0.12      $0.10
                                                           ==========   =========  =========  =========
Extraordinary item.................................               $--         $--     $(0.09)       $--
                                                           ==========   =========  =========  =========
Net (loss) income..................................            $(0.01)      $0.09      $0.03      $0.10
                                                           ==========   =========  =========  =========
Weighted average common shares outstanding.........        10,512,260   8,958,525  9,592,925  8,958,525
                                                           ==========   =========  =========  =========

     See accompanying notes to consolidated financial statements.

                         AMBASSADOR APARTMENTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
OPERATING ACTIVITIES
  Net income..........................................     $     1,974      $     1,157
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation.......................................           13,933            9,547
   Bad debt expense...................................              130              307
   Amortization of deferred financing fees............              871            1,452
   Minority interest..................................            1,004            1,032
   Income from investments in unconsolidated
     real estate limited partnerships.................             (333)             (55)
   Loss from sale of interest rate cap................               --            2,084
Extraordinary item, net of minority interest..........              900               --
   Changes in operating assets and liabilities:
     Accounts receivable..............................              319           (1,377)
     Other assets.....................................           (1,569)          (1,184)
     Accrued interest payable.........................             (584)             238
     Real estate taxes payable........................            2,490             (143)
     Tenant security deposits.........................              249              347
     Accounts payable and other liabilities...........              898             (100)
                                                            -----------      -----------
  Net cash provided by operating activities...........           20,282           13,305
INVESTING ACTIVITIES
  Purchase of rental property.........................          (24,179)         (42,045)
  Improvements to rental property.....................          (14,569)         (12,847)
  Advances to unconsolidated real estate limited
     partnerships.....................................               --          (36,815)
  Repayment from unconsolidated real estate limited
     partnerships.....................................              864           25,908
                                                            -----------      -----------
   Net cash used in investing activities..............          (37,884)         (65,799)
FINANCING ACTIVITIES
  Net proceeds from joint venture partners............               --           21,671
  Net proceeds from preferred stock offering..........               --           24,394
  Net proceeds from sale of shelf offering............           28,887               --
  Escrowed bond funds - restricted....................              301           (8,159)
  Escrow deposit......................................             (120)          (8,393)
  Deferred financing fees paid........................           (5,946)          (2,413)
  Proceeds from sale of interest rate cap.............               --            1,485
  Proceeds from bonds payable.........................           34,805           10,250
  Repayment of bonds payable..........................           (9,614)              --
  Proceeds from notes payable.........................           75,431          125,628
  Repayment of notes payable..........................          (93,291)        (101,575)
  Proceeds from exercise of stock options.............            3,196               --
  Proceeds from sale of common units..................              100               --
  Partner capital contributions.......................            1,322               13
  Dividends paid to preferred stockholders............           (1,702)              --
  Dividends paid to common stockholders...............          (11,496)         (10,750)
  Distributions paid to minority interest.............           (2,737)          (2,222)
                                                            -----------      -----------
   Net cash provided by financing activities..........           19,136           49,929
                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents..            1,534           (2,565)
Cash and cash equivalents at beginning of period......            4,002            5,270
                                                            -----------      -----------
Cash and cash equivalents at end of period............      $     5,536      $     2,705
                                                            ===========      ===========

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

Earnings Per Share

     Earnings per share is computed based upon net income and weighted average common shares outstanding for the appropriate period. The dilutive effect of common stock equivalents on the primary earnings per share computation is not considered significant. Fully diluted earnings per share for the three and nine month periods ended September 30, 1997 equals $0.06 and $0.15, respectively, and is based upon weighted average common and common share equivalents of 12,882,033 and 11,962,698, respectively.

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

2. DEBT

     On May 28, 1997, the Company entered into an unsecured revolving credit facility with Credit Lyonnais New York Branch ("CLNY") for $25.0 million (as amended on June 27, 1997, the "CLNY

Unsecured Line of Credit") at the prime rate plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid advances, together with any accrued or unpaid interest thereon, shall be due and payable 120 days following the date of any advance under the CLNY Unsecured Line of Credit. As of September 30, 1997, there were no amounts outstanding under the CLNY Unsecured Line of Credit. The CLNY Unsecured Line of Credit previously had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the CLNY Unsecured Line of Credit to extend the maturity date to May 23, 1998.

On June 22, 1997, the Company entered into a secured revolving credit facility to refinance its credit facility with Bank One Arizona (the "Bank One Credit Facility") with Nomura Asset Capital Corporation (as amended, the "NACC Revolving Loan"). The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75.0 million subject to the amount of collateral pledged by the Company. As of September 30, 1997, six properties were pledged as collateral under the NACC Revolving Loan, and approximately $24.8 million was outstanding. As of September 30, 1997, the six properties pledged as collateral would have permitted an additional $11.0 million of borrowings under the NACC Revolving Loan. The NACC Revolving Loan previously had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the NACC Revolving Loan to extend the maturity date to December 31, 1998.

     On September 18, 1997, Bexar County Housing Finance Corporation issued $2.3 million of variable-rate taxable bonds (the "Shallow Creek Bonds") for the benefit of the Shallow Creek property. The Shallow Creek Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Shallow Creek Bonds are credit enhanced by a credit facility (the "FNMA Facility") issued by Federal National Mortgage Association ("FNMA") and mature on December 15, 2026.

     Effective September 11, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $58,000 to protect against interest rate fluctuations with respect to the Shallow Creek Bonds. Pursuant to the terms of such interest rate cap agreement, the interest rate is limited to 6.53% per annum on a notional amount of $2.3 million. The interest rate cap agreement terminates on September 11, 2002.

3. ESCROWED BOND FUNDS--RESTRICTED

As of September 30, 1997, the Company has approximately $248,000 in escrow, of which approximately $199,000 related to those properties owned by Ambassador I, L.P., a partnership in which the Company holds a 50.1% interest. The escrow monies will be used to complete certain renovation projects associated with tax-exempt bond requirements on those properties.

4.   ESCROW DEPOSITS

     As of September 30, 1997, the Company has approximately $31.0 million in escrow deposits. The escrow deposits consist primarily of reserves for (i) real estate taxes, (ii) insurance, (iii) recurring capital expenditures, (iv) sinking fund deposits, (v) collateral for swap contracts entered into by the Company and
(vi) additional collateral for debt.

5. STOCK OPTION PLAN

Pursuant to the 1994 stock incentive plan, as amended (the "1994 Stock Incentive Plan") and the 1996 stock incentive plan, as amended (the "1996 Stock Incentive Plan") as discussed in note 6 to the 1996 Annual Report on Form 10-K, directors, executive officers and certain key employees were offered the opportunity to acquire shares of Common Stock through stock options. In March 1997, the Board of Directors adopted the 1997 stock incentive plan (the "1997 Stock Incentive Plan") for the purpose of attracting and retaining directors, officers and key employees. The 1997 Incentive Plan provides for the issuance of options to purchase up to 1.6 million shares of Common Stock. Collectively, the 1994, 1996 and 1997 Stock Incentive Plans are referred to herein as the "Stock Incentive Plan." During the quarter ended September 30, 1997, 67,000 options were exercised under the Stock Incentive Plan at prices ranging from $15.53 to $18.65 per share of Common Stock. The Company granted 7,000 stock options to certain non-executive officers during the quarterly period ended September 30, 1997. At September 30, 1997, options for 1,665,990 shares of Common Stock are available for grant under the Stock Incentive Plan.

6. DECLARATION OF DISTRIBUTIONS TO STOCKHOLDERS AND LIMITED PARTNERS

     On October 31, 1997, the Board of Directors of the Company authorized distribution payments of approximately $4.6 million, or $0.40 per Common Unit, to holders of Common Units of Ambassador Apartments, L.P. (the "Operating Partnership") for the quarter ended September 30, 1997. The distributions are payable on November 17, 1997. Also on October 31, 1997, the Board of Directors of the Company authorized distribution payments of $576,197, or approximately $0.4264 per Class A Senior Cumulative Convertible Preferred Unit ("Class A Preferred Units"), to the holder of Class A Preferred Units of the Operating Partnership, for the quarter ended September 30, 1997. This distribution is also payable on November 17, 1997.

     On October 31, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share of Common Stock to the Common Stockholders of the Company for the quarter ended September 30, 1997. The dividends are payable on November 17, 1997, to holders of record as of November 13, 1997. The Board of Directors of the Company also authorized a quarterly dividend in the amount of approximately $0.4264 per Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred Stock") to the holder of Class A Preferred Stock for the quarterly period ended September 30, 1997. The Class A Preferred Stock dividend is also payable on November 17, 1997.

7.   EXTRAORDINARY ITEM

     On June 22, 1997, the Company refinanced the Bank One Credit Facility. Unamortized deferred financing fees associated with the Bank One Credit Facility were written-off upon issuance of the NACC Revolving Loan. As a result of this write-off, the Company recognized a $900,000 extraordinary loss, net of minority interest.

8. LEGAL PROCEEDINGS

The Company is involved in a variety of legal proceedings arising in the ordinary course of business. It is management's belief that, collectively, all such proceedings are not expected to have material impact on the Company's financial position.

     An advisor to investors who hold the Class B certificates described below has challenged the Company's right to pay off the Class B certificates prior to August 1, 2003. The Company believes it has the current right to redeem such certificates. The advisor has threatened to bring an action against the Company for damages. If litigation is filed, the Company will vigorously defend its position.

9.   SUBSEQUENT EVENTS

     On October 24, 1997, the Company borrowed $7.5 million under its NACC Revolving Loan to fund the escrow account required to redeem the Prior Florida Bonds (as hereinafter defined) associated with the TEB transaction (described below) plus certain costs and fees associated therewith, fund renovation expenses on certain of the Company's properties and to provide for additional working capital needs.

     On October 27, 1997, the Housing Finance Authority of Palm Beach County, Florida and The Housing Finance Authority of Volusia County, Florida issued $16.1 million and $17.9 million, respectively, of variable-rate tax exempt bonds (the "Florida Bonds") for the benefit of Haverhill Commons, Village Crossing, Arbors and Ocean Oaks Properties. The Florida Bonds are rated AA+/A-1+ and bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Florida Bonds mature on October 1, 2027. The Florida Bonds are credit enhanced by four separate letters of credit aggregating $34.5 million from CLNY and a corresponding confirming letter of credit issued by Republic Bank of New York. Under the terms of the CLNY letter of credit agreement, CLNY was paid an origination fee of $345,030 and is also entitled to a letter of credit fee of 1.5% per annum of the stated amount of the letters of credit payable monthly in arrears. An additional fee of 0.25% per annum of the stated amount of the letter of credit is due to CLNY as long as a confirming letter of credit remains in place. The CLNY letters of credit expire not later than October 27, 2002.

     Concurrently with the issuance of the Florida Bonds, the Company defeased $38.7 million of bonds (the "Prior Florida Bonds") owned by TEB Municipal Trust I ("TEB"), a New York Trust in which an unconsolidated subsidiary of the Company holds an approximately $2.0 million of original principal balance Class G certificate. In addition to the Class G certificate, TEB also sold $27.0 million of original principal balance in Class A certificates and $10.0 million of original principal balance in Class B certificates. During the third quarter ended September 30, 1997, the trust certificates were subject to a $300,000 partial redemption, thereby leaving an aggregate outstanding balance of $38.7 million in trust certificates. Pursuant to the terms of the bond agreements, the Company deposited the proceeds from the Florida Bonds plus an additional $4.7 million into an escrow account which will be used to redeem the

Prior Florida Bonds on December 1, 1997 and ultimately redeem the Class B and Class G certificates in TEB and to reimburse the credit enhancer for the Class A certificates for the draw on its direct pay letter of credit with respect to the Class A certificates. Alternatively, the Class B certificate holders may have the option to put their certificates to the Company at a price equal to their par value plus a 4% premium if exercised prior to January 14, 1998.

     On November 12, 1997, the Company obtained a $20 million standby commitment (the "Standby Commitment") from Bank of America National Trust and Savings Association ("Bank of America") for the benefit of FNMA in connection with the FNMA Facility. FNMA may draw upon the Standby Commitment in the event that (i) under certain circumstances the limited partner of Jupiter-I, L.P. has elected to dissolve the partnership and receive a cash liquidation or to cause the partnership to redeem its interest for cash or (ii) FNMA has not received a replacement standby commitment or other adequate security by October 12, 1998. The Standby Commitment has a term of one year. The Company paid $400,000 to Bank of America in connection with the issuance of the Standby Commitment and must pay an additional fee of $200,000 if the Standby Commitment remains outstanding on the six month anniversary of its issuance. In the event of any advance under the Standby Commitment, the Company shall pay to Bank of America a fee equal to 2% of the amount of such advance and on each 90th day thereafter a fee equal to 2% of any unreimbursed advance then outstanding. In addition, any unreimbursed advances under the Standby Commitment accrue interest at a rate equal to Bank of America's reference rate plus 500 basis points and are required to be repaid on the earlier of the expiration date of the Standby Commitment, an event of default under the Standby Commitment documents and a merger of or the transfer of more than 40% of the voting interests in Ambassador Apartments, Inc., Ambassador Apartments, L.P., or AJ One Limited Partnership.

     The Standby Commitment was provided to FNMA in connection with FNMA's consent to certain amendments to the Jupiter-I, L.P. Partnership Agreement and a related document (the "Jupiter Amendments") that were entered into without FNMA's prior consent as required by the FNMA Facility. On November 12, 1997, FNMA consented to the Jupiter Amendments effective as of the date the Jupiter Amendments were executed and confirmed that, as a result of such consent, there is not continuing a default under the FNMA Facility. At the same time, the Company agreed to use its good faith efforts to cause the Jupiter Amendments to be reversed. The Standby Commitment documents provide that if FNMA determines in its sole discretion that the Company has not used such efforts by January 31, 1998, it may notify the Company of the actions reasonably required to discharge the Company's good faith efforts. Failure of the Company to satisfy such requirements within 30 days of such notice could result after notice from FNMA in the revocation and termination of FNMA's consent to the Jupiter Amendments, in which event the Company would be in default under the FNMA Facility. FNMA has agreed to release the Standby Commitment in the event that
(i) the Company reverses the Jupiter Amendments or (ii) the Company becomes the owner of substantially all of the ownership interests in Jupiter-I, L.P., and a subsidiary of the Company guarantees certain obligations to FNMA under the FNMA Facility.

10.  PRO FORMA INFORMATION

     The following unaudited table of pro forma information has been prepared as if the Company's acquisitions and related debt in 1996 and 1997 had all occurred as of the beginning of each period presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.

             Pro Forma for the Nine-Month Period Ended September 30
                (Dollars in thousands, except per share amounts)




                                               1997     1996
                                              -------  -------
Total revenue...............................  $71,629  $69,060
Property operating..........................   31,470   29,905
Depreciation and amortization...............   15,442   14,980
Interest....................................   20,238   20,263
                                              -------  -------
Total expenses..............................   67,150   65,148
                                              -------  -------
Income before Minority Interest, loss from
 sale of interest rate cap, and extraordinary
 item........................................  $4,479   $3,912
                                              =======  =======
Income per share of weighted average Common
Stock.......................................    $0.35    $0.32
                                              =======  =======

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

     Net income has not been reduced for Minority Interests, and net income per share assumes conversion into Common Stock of (i) all limited partnership interests in the Operating Partnership; (ii) certain limited partnership interests in Jupiter I, L.P. and Jupiter II, L.P.; and (iii) the Class A Preferred Stock. Therefore, the total Common Stock outstanding at January 1, 1997 and January 1, 1996 would have been 12,858,016 and 12,192,181, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

     The following is a discussion and analysis of the results of operations and financial condition of Ambassador Apartments, Inc. (together with its affiliates, the "Company"). As of September 30, 1997, the Company owned 52 multifamily residential properties, including ownership interests in two unconsolidated joint ventures. Historical results and percentage relationships presented herein are not necessarily indicative of future operations.

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


                                         (In 000's, except per share amounts)
                                         ------------------------------------
                                                For the Quarter Ended
                                                  September 30, 1997
                                         ------------------------------------
Net income before minority interest and
  extraordinary item...................             $      757
FFO ADJUSTMENTS:
Depreciation (1).......................                  4,969
Non-recurring adjustments (2)..........                    145
Adjustments to joint ventures..........                    184
                                                    ----------
FFO....................................             $    6,055
                                                    ==========
FFO per share (3)......................             $     0.44
                                                    ==========

   (1)  Excludes depreciation of non-real estate related assets.
   (2) The non-recurring adjustment represents payments to a former senior executive of the Company in connection with his resignation.
   (3) FFO per share is based upon the weighted average number of 13,777,351 fully diluted common shares outstanding for the quarter ended September 30, 1997.

RESULTS OF OPERATIONS

     During the twelve-month period from October 1, 1996 through September 30, 1997, the Company acquired seven properties containing 2,747 units from unaffiliated third-party sellers. The Company also acquired nine properties containing 2,345 units from unaffiliated third-party sellers during the period January 1, 1996 through September 30, 1996. The Company's results for the nine months ending September 30, 1997, include a full nine months of operations for these nine properties. The Company's results for the nine months ending September 30, 1996, include only partial operations from these nine properties. These 16 properties are collectively referred to as the "Additional Properties".

     Four separate issuances of tax-exempt bonds totaling $32.0 million and two taxable bond issuances totaling $6.3 million (collectively, the "New Bonds") occurred during the twelve-month period from October 1, 1996 through September 30, 1997, to reimburse acquisition and renovation costs on five properties. Of the New Bonds, $14.6 million and $2.3 million of variable-rate, tax-exempt bonds were issued on November 13, 1996, and November 26, 1996, for the benefit of The Mills and Shallow Creek properties, respectively. On March 6, 1997, $6.0 million of variable-rate, tax-exempt bonds were issued for the benefit of the Crossroads property. On April 25, 1997, $9.1 million of variable-rate, tax-exempt bonds were issued for the benefit of the Trails of Ashford property, and $4.0 million of variable-rate, taxable bonds were issued for the benefit of the Sandalwood property. On September 18, 1997, $2.3 million of variable-rate, taxable bonds were issued for the benefit of the Shallow Creek property.

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

     On October 1, 1996 and November 21, 1996, the Company assumed $24.1 million in variable-rate, tax-exempt bonds with respect to the acquisition of two properties. In addition, on March 13, 1997, the Company assumed $13.3 million of fixed-rate, tax-exempt bonds in connection with the acquisition of one property.

     The acquisition of the Additional Properties, the assumption of tax-exempt bonds associated with the purchase of the Additional Properties, the issuance of the New Bonds, and the sale of the Stonybrook Bonds and the Madera Bonds included in the consolidated financial statements of the Company accounted for the significant changes in operating results for the nine months ended September 30, 1997, when compared to the same period in 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     For the nine months ended September 30, 1997, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item decreased $395,000 to $3.9 million when compared to the same period in 1996. This decrease was primarily due to increases in total expenses, partially offset by increases in total revenues. These items are discussed in greater detail below.

     Total revenues increased by $19.4 million, or 39.3%, to $68.7 million, for the nine-month period ended September 30, 1997, when compared with the same period in 1996. Of this increase, approximately $17.9 million is attributable to the acquisition of the Additional Properties.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $8.3 million, or 33.0%, to $33.3 million for the nine months ended September 30, 1997, when compared with the same period in 1996. Property operating expenses increased $5.2 million, of which approximately $4.8 million is due to the acquisition of the Additional Properties. Real estate taxes increased approximately $1.7 million, which is attributable to the purchase of the Additional Properties. General and administrative expenses increased $1.3 million. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio from 12,981 units at September 30, 1996, to 15,728 units at September 30, 1997. These increases in expenses were partially offset by a decrease in financing fees and an increase in income from unconsolidated real estate limited partnerships. Financing fees decreased $339,000 primarily resulting from the Company replacing its existing credit enhancement on approximately $184.5 million of variable-rate, tax-exempt bonds with the FNMA Facility (as defined below). Income from unconsolidated real estate limited partnerships increased $278,000 primarily as a result of the Company's investment in G.P. Holdings.

     Depreciation and amortization increased $3.8 million, or 34.6%, to $14.8 million for the nine-month period ended September 30, 1997, when compared to the same period in 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties, partially offset by lower amortization as a result of a longer amortization period for those costs incurred in connection with the FNMA Facility and lower deferred financing fees resulting from the write-off of approximately $5.8
million of deferred financing costs in the fourth quarter of 1996.   The
Company incurred approximately $4.5 million of deferred financing costs as a result of the FNMA Facility transaction. These costs are being amortized over the term of the FNMA Facility (25 years) compared to an average term of seven years for those costs written off in the fourth quarter of 1996.

     Interest expense increased $7.7 million to $16.8 million for the nine-month period ended September 30, 1997, when compared to the same period in 1996. This increase is primarily attributable to interest costs associated with the bonds assumed by the Company in connection with the acquisition of the Additional Properties during the twelve-month period October 1, 1996 through September 30, 1997 ($4.0 million); the issuance of the New Bonds ($855,000); two conventional long-term secured financings with Nomura Asset Capital Corporation for $16.1 million and $21.5 million entered into in March 1996 and March 1997, respectively ($1.3 million); the December 1996 remarketing of $7.2 million of tax-exempt bonds secured by Madera Point and the sale of Stonybrook and Madera Bonds ($518,000); and an increase of swap interest expense ($756,000). These increases are partially offset by a $326,000 reduction in interest expense associated with the Company's secured line of credit.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.
     For the three months ended September 30, 1997, income before allocation to minority interest, loss from sale of interest rate cap and extraordinary item decreased $881,000 to $757,000 when compared to the same period in 1996. This decrease was primarily due to increases in total expenses, partially offset by increases in total revenues. These increases are discussed in greater detail below.

     Total revenues increased by $6.8 million, or 38.8%, to $24.3 million, for the three-month period ended September 30, 1997, when compared with the same period in 1996. Of this increase, approximately $6.0 million is attributable to the acquisition of the Additional Properties.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees and interest expense) increased $3.7 million, or 43.1%, to $12.4 million for the three months ended September 30, 1997, when compared with the same period in 1996. Property operating expenses increased $2.1 million, of which $1.6 million was due to the acquisition of the Additional Properties. General and administrative expenses increased $551,000. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio. Repairs and maintenance increased $445,000, primarily attributable to the acquisition of the Additional Properties. Income from unconsolidated real estate limited partnerships decreased $256,000 primarily as a result of the Company's investment in G.P. Holdings.

     Depreciation and amortization increased $1.7 million, or 46.0%, to $5.4 million for the three-month period ended September 30, 1997, when compared to the same period in 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties.

     Interest expense increased $2.2 million to $5.7 million for the three-month period ended September 30, 1997, when compared to the same period
in 1996.   This increase is primarily attributable to interest costs associated with the bonds assumed by the Company in connection with the acquisition of the Additional Properties during the twelve-month period October 1, 1996 through September 30, 1997, the issuance of the New Bonds, the December 1996 remarketing of $7.2 million of tax-exempt bonds secured by Madera Point, and the sale of the Stonybrook and Madera Bonds.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     Interest rates on approximately $234.6 million (including the non-consolidated Williamsburg property) of the Company's variable-rate, tax-exempt and taxable bonds as of September 30, 1997, are determined weekly by a remarketing agent at the minimum interest rate necessary for the bonds to be remarketed at par. In an effort to reduce risk, as of September 30, 1997, the Company hedged all of its variable-rate, tax-exempt and taxable bonds through interest rate swaps or caps for an average term of approximately 6.25 years at an average all in cost of approximately 6.2% annually. As a result of the Company entering into interest rate swaps with CLNY (the "CLNY Swaps") on approximately $192.5 million of variable rate, tax-exempt bonds, the Company is subject to mandatory margin calls for the posting of collateral if the cost of the Company breaking the CLNY Swaps exceeds $100,000. Pursuant to the ISDA Credit Support Agreement between CLNY and the Company, the breakage cost of CLNY Swap is determined weekly. If interest rates decline, the Company is required to post additional collateral to protect CLNY form the Company breaking the CLNY Swaps. If interest rates increase, less collateral will be needed and CLNY will return excess collateral to the Company. As of September 30, 1997, the Company has not posted any collateral with respect to the CLNY Swaps. As of November 14, 1997, the Company had approximately $2.1 million posted as collateral with respect to the CLNY Swaps.

        On May 28, 1997, the Company entered into an unsecured revolving credit facility with CLNY for $25.0 million (as amended on June 27, 1997, the "CLNY Unsecured Line of Credit") at the prime rate plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid advances, together with any accrued or unpaid interest thereon, shall be due and payable 120 days following the date of any advance under the CLNY Unsecured Line of Credit. As of September 30, 1997 and November 13, 1997, there were no amounts outstanding under the CLNY Unsecured Line of Credit. The CLNY Unsecured Line of Credit previously had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the CLNY Unsecured Line of Credit to extend the maturity date to May 23, 1998.

      On June 22, 1997, the Company entered into a secured revolving credit facility) with Nomura Asset Capital Corporation (as amended, the "NACC Revolving Loan") to refinance its credit facility with Bank One Arizona (the "Bank One Credit Facility". The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75.0 million subject to the amount of collateral pledged by the Company. As of September 30, 1997, six properties were pledged as collateral under the NACC Revolving Loan, and approximately $24.8 million was outstanding. As of September 30, 1997, the six properties pledged as collateral would have permitted an additional $11.0 million under the NACC Revolving Loan. The NACC Revolving Loan previously had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the NACC Revolving Loan to extend the maturity date to December 31, 1998.
On November 13, 1997, the NACC Revolving Loan had an outstanding principal balance of approximately $32.3 million.

     On September 18, 1997, Bexar County Housing Finance Corporation issued $2.3 million of variable-rate taxable bonds (the "Shallow Creek Bonds") for the benefit of the Shallow Creek property. The Shallow Creek Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Shallow Creek Bonds are credit enhanced by a credit facility (the "FNMA Facility") issued by Federal National
Mortgage Association ("FNMA"). The Shallow Creek Bonds mature on December 15, 2026.

     Effective September 11, 1997, the Company entered into an interest rate cap agreement with Credit Lyonnais New York Branch ("CLNY") at a purchase price of $58,000 to protect against interest rate fluctuations with respect to the Shallow Creek Bonds. Pursuant to the terms of such interest rate cap agreement, the interest rate is limited to 6.53% per annum on a notional amount of $2.3 million. The interest rate cap agreement terminates on September 11, 2002.

        On October 24, 1997, the Company borrowed $7.5 million under its NACC Revolving Loan described above to fund the escrow account required to redeem the Prior Florida Bonds (as hereinafter defined) associated with the TEB transaction (described below) plus certain costs and fees associated therewith, fund renovation expenses on certain of the Company's properties and to provide for additional working capital needs.

     On October 27, 1997, the Housing Finance Authority of Palm Beach County, Florida and The Housing Finance Authority of Volusia County, Florida issued $16.1 million and $17.9 million, respectively, of variable-rate tax exempt bonds (the "Florida Bonds") for the benefit of Haverhill Commons, Village Crossing, Arbors and Ocean Oaks Properties. The Florida Bonds are rated AA+/A-1+ and bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Florida Bonds mature on October 1, 2027. The Florida Bonds are credit enhanced by four separate letters of credit aggregating $34.5 million from CLNY and a corresponding confirming letter of credit issued by Republic Bank of New York. Under the terms of the CLNY letter of credit agreement, CLNY was paid an origination fee of $345,030 and is also entitled to a letter of credit fee of 1.5% per annum of the stated amount of the letters of credit payable monthly in arrears. An additional fee of 0.25% per annum of the stated amount of the letter of credit is due to CLNY as long as a confirming letter of credit remains in place. The CLNY letters of credit expire not later than October 27, 2002.

     Concurrently with the issuance of the Florida Bonds, the Company defeased $38.7 million of bonds (the "Prior Florida Bonds") owned by TEB Municipal Trust I ("TEB"), a New York Trust in which an unconsolidated subsidiary of the Company holds an approximately $2.0 million of original principal balance Class G certificate. In addition to the Class G certificate, TEB also sold $27.0 million of original principal balance in Class A certificates and $10.0 million of original principal balance in Class B certificates. During the third quarter ended September 30, 1997, the trust certificates were subject to a $300,000 partial redemption, thereby leaving an aggregate outstanding balance of $38.7 million in trust certificates. Pursuant to the terms of the bond agreements, the Company deposited the proceeds from the Florida Bonds plus an additional $4.7 million into an escrow account which will be used to redeem the Prior Florida Bonds on December 1, 1997 and ultimately redeem the Class B and Class G certificates in TEB and to reimburse the credit enhancer for the Class A certificates for the draw on its direct pay letter of credit with respect to the Class A certificates. Alternatively, the Class B certificate holders may have the option to put their certificates to the Company at a price equal to their par value plus a 4% premium if exercised prior to January 14, 1998.

     On October 31, 1997, the Board of Directors of the Company authorized distribution payments of approximately $4.6 million, or $0.40 per Common Unit, to holders of Common Units of Ambassador Apartments, L.P. (the "Operating Partnership") for the quarter ended September 30, 1997. The distributions are payable on November 17, 1997. Also on October 31, 1997, the Board of Directors of the Company authorized distribution of $576,197, or approximately $0.4264 per Class A Senior Cumulative Convertible Preferred Unit ("Class A Preferred Units"), to the holder of Class A Preferred Units of the Operating Partnership, for the quarter ended September 30, 1997. This distribution is also payable on November 17, 1997.

     On October 31, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.40 per share of Common Stock to the Common Shareholders of the Company for the quarter ended September 30, 1997. The dividends are payable on November 17, 1997, to holders of record as of November 13, 1997. The Board of Directors of the Company also authorized a quarterly dividend in the amount of approximately $0.4264 per Class A Senior Cumulative Convertible Preferred Stock ("Class A Preferred Stock") to the holder of Class A Preferred Stock for the quarterly period ended September 30, 1997. The Class A Preferred Stock dividend is also payable on November 17, 1997.

     On November 12, 1997, the Company obtained a $20 million standby commitment (the "Standby Commitment") from Bank of America National Trust and Savings Association ("Bank of America") for the benefit of FNMA in connection with the FNMA Facility. FNMA may draw upon the Standby Commitment in the event that (i) under certain circumstances the limited partner of Jupiter-I, L.P. has elected to dissolve the partnership and receive a cash liquidation or to cause the partnership to redeem its interest for cash or (ii) FNMA has not received a replacement standby commitment or other adequate security by October 12, 1998. The Standby Commitment has a term of one year. The Company paid $400,000 to Bank of America in connection with the issuance of the Standby Commitment and must pay an additional fee of $200,000 if the Standby Commitment remains outstanding on the six month anniversary of its issuance. In the event of any advance under the Standby Commitment, the Company shall pay to Bank of America a fee equal to 2% of the amount of such advance and on each 90th day thereafter a fee equal to 2% of any unreimbursed advance then outstanding. In addition, any unreimbursed advances under the Standby Commitment accrue interest at a rate equal to Bank of America's reference rate plus 500 basis points and are required to be repaid on the earlier of the expiration date of the Standby Commitment, an event of default under the Standby Commitment documents and a merger of or the transfer of more than 40% of the voting interests in Ambassador Apartments, Inc., Ambassador Apartments, L.P., or AJ One Limited Partnership.

     The Standby Commitment was provided to FNMA in connection with FNMA's consent to certain amendments to the Jupiter-I, L.P. Partnership Agreement and a related document (the "Jupiter Amendments") that were entered into without FNMA's prior consent as required by the FNMA Facility. On November 12, 1997, FNMA consented to the Jupiter Amendments effective as of the date the Jupiter Amendments were executed and confirmed that, as a result of such consent, there is not continuing a default under the FNMA Facility. At the same time, the Company agreed to use its good faith efforts to cause the Jupiter Amendments to be reversed. The Standby Commitment documents provide that if FNMA determines in its sole discretion that the Company has not used such efforts by January 31, 1998, it may notify the Company of the actions reasonably required to discharge the Company's good faith efforts. Failure of the Company to satisfy such requirements within 30 days of such notice could result after notice from FNMA in the revocation and termination of FNMA's consent to the Jupiter

Amendments, in which event the Company would be in default under the FNMA Facility. FNMA has agreed to release the Standby Commitment in the event that
(i) the Company reverses the Jupiter Amendments or (ii) the Company becomes the owner of substantially all of the ownership interests in Jupiter-I, L.P., and a subsidiary of the Company guarantees certain obligations to FNMA under the FNMA Facility.

     The Company expects to meet its liquidity requirements including, for example, scheduled debt maturities, future property acquisitions and capital improvements, using its cash flow from operating activities or cash provided by collateralized or uncollateralized borrowings, including the NACC Revolving Loan and the CLNY Unsecured Line of Credit. The Company, with the assistance of its financial advisor Merrill Lynch, is continuing to evaluate strategic alternatives for improving shareholder value. In addition, the Company believes that it would be desirable, and has and will continue to evaluate various courses of action, to increase its debt financing, equity capital and liquidity position, while at the same time evaluating the possible impact of any such action on the Company's efforts to improve shareholder value.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Cash and cash equivalents increased $1.5 million to $5.5 million at September 30, 1997 as compared to December 31, 1996. This increase is primarily attributable to an increase in net cash provided by operating activities and a decrease in net cash used in investing activities, partially offset by a decrease in net cash provided by financing activities.

     Net cash provided by operating activities increased $7.0 million to $20.3 million for the nine-month period ended September 30, 1997, when compared to the same period in 1996. The primary reason for this increase was an increase in operating cash flow as a result of the purchase of the Additional Properties as more fully described in Results of Operations and the Company paying the majority of its 1996 real estate taxes in December 1996, compared to paying its 1995 real estate taxes in the first quarter of 1996.

     Net cash used in investing activities decreased $27.9 million to $37.9 million for the nine-month period ended September 30, 1997, when compared to the same period in 1996. This decrease was primarily caused by a reduction in the number of units acquired during the nine-month period ended September 30, 1997 (1,164 units) when compared to the same period in 1996 (2,438 units).

     Net cash provided by financing activities decreased $30.8 million to $19.1 million for the nine-month period ended September 30, 1997, when compared to the same period in 1996. This decrease is primarily attributable to a decrease in proceeds from equity transactions, an increase in deferred financing fees paid and a decrease in proceeds received from the Company's short-term borrowings. These decreases were partially offset by an increase in proceeds received from new bond issues.

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

     FINANCING RISKS. Increases in interest rates on the Company's variable-rate debt, or the inability of the Company to refinance its indebtedness, to obtain additional or replacement credit facilities upon the expiration or termination of existing facilities, to replace any credit enhancement with respect to its credit-enhanced bonds or to remarket any of its bonds on acceptable terms or at all, could increase the Company's interest expense, force the Company to dispose of one or more of its properties upon disadvantageous terms, or result in a loss of the applicable property or pool of properties securing such obligation by foreclosure or otherwise.

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

     FAILURE TO QUALIFY AS A REIT. If the Company fails to qualify as a REIT in any taxable year, the Company would not be allowed a deduction for distributions to stockholders in computing taxable income, and such distributions would be subject to federal income tax at regular corporate rates. If the Operating Partnership or any of its subsidiary partnerships were to fail to qualify as a partnership for federal income tax purposes, such entity would be taxable as a corporation, and the Company could cease to qualify as REIT for federal income tax purposes.

                                    PART II

Other Information

Item 1.  Legal Proceedings

         There are no material legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities


         The Company entered into certain amendments to the Jupiter-I, L.P. Partnership Agreement and a related document (the "Jupiter Amendments") without FNMA's consent as required under the FNMA Facility, which FNMA asserted as a non-monetary default under the FNMA Facility. On November 12, 1997, FNMA consented to the Jupiter Amendments effective as of the date the Jupiter Amendments were executed and confirmed that, as a result of such consent, there is not continuing a default under the FNMA Facility. For further information about this matter, including an agreement by the Company to use its good faith efforts to reverse the Jupiter Amendments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources and Uses of Cash".


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits or Reports on Form 8-K

     (a) Exhibits

             10.77 Amended and Restated Agreement of Limited
                   Partnership dated December 18, 1996 of Jupiter I, L.P. among the Company and Yugenkaisha Sankyo Sekiyu.

             10.78 The Second Amendment to Revolving Credit
                   Agreement dated September 30, 1997, by and between the Company and Credit Lyonnais New York Branch.

             10.79 Amendment to Note Agreement dated September
                   30, 1997, between the Company and Nomura Asset Capital Corporation.

             10.80 Resignation and Release Agreement dated August
                   22, 1997 by and between the Company and Adam D. Peterson.

             27.1  Financial Data Schedule

     (b) Reports on Form 8-K

             The Company filed a current report on Form 8-K dated August 25, 1997, reporting under Item 5 disclosing earnings estimate for 1997 Funds From Operations, engaging an advisor to maximize shareholder value, extension of NACC Revolving Loan, resignation of Adam Peterson as Chief Financial Officer, and a telephone conference for analysts and investors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMBASSADOR APARTMENTS, INC.
                                Registrant



Date: November 13, 1997                /s/ Thomas J. Coorsh
                                       ------------------------------
                                       Thomas J. Coorsh
                                       Senior Vice President and
                                       Chief Financial Officer