Form 10-K
period 1997-12-31
AMBASSADOR APARTMENTS INC
filed 1998-03-23
CIK 921946

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 1-14132

                         AMBASSADOR APARTMENTS, INC.
           (Exact name of registrant as specified in its charter)

          MARYLAND                                              36-3948161
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

77 WEST WACKER DRIVE, SUITE 4040, CHICAGO, ILLINOIS                60601
   (Address of principal executive offices)                     (Zip Code)


                               (312) 917-1600
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:


    Title of each class               Name of each exchange on which registered
Common Stock, $.01 par value                   New York Stock Exchange

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

 The aggregate market value of voting stock held by nonaffiliates was $231.9 million based upon the sale price of registrant's Common Stock as of
                               March 17, 1998.

                 At March 17, 1998, 10,708,430 shares of the
                 Registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

                         AMBASSADOR APARTMENTS, INC.

                              TABLE OF CONTENTS



PART I.                                                                  Page
                                                                         ----
       Item 1.  Business ..............................................    1
                Cautionary Statement for Purposes of the Safe
                Harbor of the Private Litigation Reform Act of 1995 ...    8
       Item 2.  Properties ............................................   11
       Item 3.  Legal Proceedings .....................................   23
       Item 4.  Submission of Matters to a Vote of Security Holders ...   24

PART II.

       Item 5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters ...................................   25
       Item 6.  Selected Financial Data ...............................   26
       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...................   29
       Item 8.  Financial Statements and Supplementary Data ...........   41
       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ...................   43

PART III.

      Item 10.  Directors and Executive Officers of the Registrant ....   44
      Item 11.  Executive Compensation ................................   48
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management ........................................   56
      Item 13.  Certain Relationships and Related Transactions ........   60

PART IV.

      Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K ...........................................   64


SIGNATURES ............................................................   71


                                   PART I

ITEM 1. BUSINESS

FORMATION OF THE COMPANY

     Ambassador Apartments, Inc. (together with its consolidated and unconsolidated investments, the "Company") was organized in Maryland on April 15, 1994. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company made an election to be treated as a REIT under the Internal Revenue Code of 1986, as amended. In addition, upon filing of the Company's 1997 Federal income tax return, the Company will make an election to qualify as a REIT for the year ended December 31, 1997.

     On August 31, 1994 the Company completed an initial public offering (the "Offering") of 7,821,000 shares of its common stock ("Common Stock") at $16.00 per share. On September 12, 1994, the underwriters of the Offering exercised their over allotment option to purchase 1,137,525 shares of Common Stock at $16.00 per share.

     Upon consummation of the Offering, the Company contributed the initial net proceeds from the Offering and the exercise of the underwriters' over allotment option in exchange for 7,821,000 and 1,137,525, respectively, common units of partnership interest ("Common Units") of Ambassador Apartments, L.P., a Delaware limited partnership (the "Operating Partnership").

     The Company is the sole general partner of the Operating Partnership and owns 93.54% of the outstanding Common Units and 100% of the Class A Senior Cumulative Convertible Preferred Units ("Class A Preferred Units") as of March 17, 1998. Dividends declared or paid to holders of Common Stock and Class A Preferred Stock are based upon distributions received by the Company from the Operating Partnership with respect to its Common Units and Preferred Units.

PROPOSED MERGER

     On December 23, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Apartment Investment and Management Company ("AIMCO"), an owner and manager of multifamily apartment properties, based in Denver, Colorado. Pursuant to the Merger Agreement, the Company will be merged with and into AIMCO (the "Merger"), with AIMCO as the surviving corporation (the "Surviving Corporation"). Upon consummation of the Merger, each outstanding share of the Company's common stock ("Ambassador Common Stock") other than Ambassador Common Stock held by the Company or AIMCO, will be converted into the right to receive that number of shares of AIMCO's common stock ("AIMCO Common Stock") equal to the quotient (rounded to the nearest 1/1000) (the "Conversion Ratio") determined by dividing $21.00 by the AIMCO Index Price (as defined below). The term "AIMCO Index Price" means the aggregate of the average of the high and low sales prices of AIMCO Common Stock, as reported on the New York Stock Exchange ("NYSE"), on each of the twenty consecutive NYSE trading days ending on the fifth NYSE trading day immediately preceding the effective time of the Merger ("Effective Time"), divided by 20. Notwithstanding the foregoing, if the Conversion Ratio calculated pursuant to the foregoing is greater than 0.583, then, at AIMCO's option, the Conversion Ratio to be used shall be either the Conversion Ratio as calculated pursuant to the foregoing or 0.583 (so long as the Merger would continue to qualify as a reorganization under Section 368(a) of the Code). If AIMCO opts for the Conversion Ratio to equal 0.583, then, in addition to 0.583 shares of AIMCO Common Stock, AIMCO will pay to each holder of Ambassador Common Stock for each share of Ambassador Common Stock held by such shareholder an amount in cash equal to (i) $21.00 minus (ii) the product of the AIMCO Index Price and 0.583. In lieu of any fractional shares of AIMCO Common Stock, each holder of Ambassador Common Stock who would otherwise be entitled to receive such fractional shares will be paid cash equal to the product of such fractional shares and the AIMCO Index Price. The Merger is subject to a number of conditions, including the approval by the stockholders of the Company.

     In the Merger Agreement, AIMCO and the Company agreed that the parties will use their reasonable best efforts to effect a business combination (the "OP Reorganization") of the Operating Partnership with AIMCO Properties, L.P., a Delaware limited partnership ("AIMCO Operating Partnership") immediately following the Effective Time, with the AIMCO Operating Partnership as the surviving entity, which business combination will have, to the extent possible, for the holders of Common Units, the same economic and tax consequences for the holders of Common Units as the Merger has for holders of Ambassador Common Stock. If a business combination is not effected due to the failure to obtain consents of all persons entitled to give or withhold such consents which are necessary for such business combination, then (i) the partnerships shall remain and be operated as separate entities and (ii) AIMCO will execute and deliver to each limited partner in the Operating Partnership the agreement relating to the exchange rights of holders of Common Units contemplated by a certain Exchange Rights Agreement of the Company (the "Exchange Agreement") and be bound thereby.

     The Merger Agreement also provides that at or prior to the Effective Time, the Company will call for the redemption of all limited partnership interests not owned by the Company or its affiliates in Jupiter-I, L.P. and Jupiter-II, L.P. (the "Jupiter Redemption") in accordance with their respective partnership agreements and subject to and simultaneously with the Effective Time, the Surviving Corporation will provide the funds for, and cause payment to be made in respect of, the redemption thereof upon the Effective Time.

     The Merger Agreement also provides that prior to the Effective Time, the Board of Directors of the Company (the "Ambassador Board") will call for the redemption of all outstanding shares of the Class A Senior Cumulative Convertible Preferred Stock of the Company ("Ambassador Preferred Stock") in accordance with, and at a redemption price equal to the amount set forth in
Section 8(a) of the Articles Supplementary of the Company with respect thereto, to be effective simultaneously with, and to be conditioned upon, the occurrence of, the Effective Time. Notwithstanding the foregoing, the parties may convert such stock into Ambassador Common Stock in the manner set forth in such Articles Supplementary. To the extent any Ambassador Preferred Stock shall not have been converted as of the Effective Time, AIMCO will provide the funds for, and cause payment to be made in respect of, the redemption thereof on the date of the Effective Time.

     In addition to its regular quarterly dividends, the Company will declare a special dividend with a record date prior to the Effective Time which will result in its stockholders receiving an amount per share equal to the product of (x) the difference between (a) Ambassador's most recent quarterly dividend amount (appropriately adjusted for any stock splits and the like) and (b) the product of the Conversion Ratio (as determined pursuant to the Merger Agreement) and AIMCO's most recent quarterly dividend amount (approximately adjusted for any stock splits and the like) and (y) the number of days which shall have elapsed through and including the day immediately prior to the day of the Effective Time since the end of the most recent calendar quarter (as of the Effective Time) for which Ambassador's dividend record date has then occurred, divided by 91. For example, if the Effective Time occurs on May 1, 1998, it is anticipated that the Company will declare a regular quarterly dividend of $.40 per share to holders of record shortly before that date. In such event, and assuming AIMCO's most recent quarterly dividend at that time is $.5625, the amount of its first quarter dividend, then the Company would declare a special dividend of approximately $0.0238 per share (assuming the Conversion Ratio is 0.583). Concurrent and equivalent per unit distributions for the benefit of holders of Common Units shall be made in connection with the special dividend.

     Pursuant to the Merger Agreement, immediately prior to the Effective Time, each outstanding stock option issued by the Company ("Ambassador Stock Options") will become fully vested and exercisable. Pursuant to the Merger Agreement, holders of Ambassador Stock Options may elect prior to the Effective Time to have the Ambassador Stock Options with respect to which such election is made canceled, and, in consideration for such cancellation, each such electing holder shall receive on the day of the Effective Time for each share subject to the Ambassador Stock Options for which such election is made, an amount (subject to any applicable withholding tax) in cash equal to the excess, if any, of $21.00 over the per share exercise price of such Ambassador Stock Option. Pursuant to the Merger Agreement, as of the Effective Time, each outstanding Ambassador Stock Option for which such an election has not been made shall be converted into an option (or a new substitute option shall be granted) to purchase the number of shares of AIMCO Common Stock (rounded up to the nearest whole share) equal to the number of shares of Ambassador Common Stock subject to such option multiplied by the Conversion Ratio (as calculated pursuant to the definition thereof, without regard to the proviso regarding AIMCO's election) at an exercise price per share of AIMCO Common Stock (rounded down to the nearest penny) equal to the former exercise price per share of Ambassador Common Stock under such option divided by the Conversion Ratio (as calculated pursuant to the definition thereof, without regard to the proviso regarding AIMCO's election), subject to adjustment based on the applicability of certain provisions of the Code. Except as provided above, the converted or substituted Ambassador Stock Options shall be subject to the same terms and conditions (including without limitation, expiration date, vesting and exercise provisions) as were applicable to Ambassador Stock Options immediately prior to the Effective Time, except that all converted or substituted Ambassador Stock Options shall be vested and fully exercisable and optionees may exercise their options through the expiration date unless their employment is terminated for cause or they are removed as directors for cause. Based upon the number of Ambassador Stock Options outstanding at December 31, 1997, and assuming a Conversion Ratio of 0.583, AIMCO will reserve approximately 260,898 shares of AIMCO Common Stock for issuance upon exercise of such options, assuming no cancellation elections are made.

     Under certain circumstances under the Merger Agreement, the Company may be required to pay a "Break-Up Fee" and "Break-Up Expenses" (both as defined in the Merger Agreement) to AIMCO if the Merger does not occur. The maximum amount payable by the Company in such circumstances is $9.7 million.

     Due to the potential impact on employee retention and other relationships, any material delay or any failure to consummate the Merger could have a materially adverse affect on the Company's results of operations and financial condition.


GENERAL

     The Company is a self-administered and self-managed REIT engaged in the ownership and management of garden style apartment properties leased primarily to middle income tenants. As of December 31, 1997, the Company owned 52 apartment communities (the "Properties" or singularly a "Property") with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas. As of March 17, 1998, the Company continued to own 15,728 units in 52 properties. In addition, the Company manages one property containing 252 units for an unrelated third party.

     Management believes its overall portfolio size, management operations and property concentrations in selected geographic markets provide economies of scale regarding operating expenses, advertising, marketing, and insurance. Management also believes that a geographic distribution of the properties in a number of strategically selected markets helps insulate the overall portfolio's economic returns from regional economic fluctuations. The Company's Principal Markets (defined as metropolitan areas in which the Company owns more than 1,000 apartments) currently include Phoenix and Tucson, Arizona; Tampa, Florida; Atlanta, Georgia; Austin, Houston and San Antonio, Texas.

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

RECENT DEVELOPMENTS

     As of January 30, 1998, the Company amended its existing revolving credit agreement dated as of May 28, 1997, with Credit Lyonnais New York Branch ("CLNY") (as amended, the "Unsecured Line of Credit"). The amendment to the Unsecured Line of Credit (the "Amendment") provides the Company with $10 million of borrowing capacity to be used by the Company solely to meet, or to reimburse itself for previous payments made to meet, margin calls from CLNY made on or after January 12, 1998 relating to the Company's outstanding swap agreements with CLNY. This $10 million of availability is in addition to the $6.25 million working capital availability provided under the Unsecured Line of Credit, but does not increase the aggregate $25 million availability under the Unsecured Line of Credit. The Company paid a fee of $200,000, plus expenses, for the amendment. The amendment further provides for a method of required pay-downs to the Unsecured Line of Credit under various circumstances.

     On February 4, 1998, the Company's partner (the "Jupiter I Limited Partner") in the Jupiter-I, L.P. executed a Second Amended and Restated Agreement of Limited Partnership dated as of January 28, 1998 for Jupiter-I, L.P. and approved a related agreement (collectively, the "Reversing Amendments"), the combined effect of which is to reverse certain amendments to the Jupiter-I, L.P. limited partnership agreement and related document entered into without the Federal National Mortgage Association's ("FNMA") prior consent as required by the terms of the Company's existing credit facility with FNMA ("FNMA Facility"). As consideration for executing the Reversing Amendments, the Company paid the Jupiter I Limited Partner $100,000. As a result of the Reversing Amendments, FNMA released a $20 million standby commitment (the "Standby Commitment") for the benefit of FNMA. The Company has no further obligations to Bank of America with respect to the Standby Commitment.

     On March 5, 1998, The Industrial Development Authority of the City of Phoenix, Arizona issued $6.0 million of variable rate, tax-exempt bonds (the "Heather Ridge Bonds") for the benefit of the Heather Ridge property. The Heather Ridge Bonds, which are collateralized by the Heather Ridge property, are credit enhanced under the FNMA Facility. The Heather Ridge Bonds will mature on December 15, 2037 and bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Company used net proceeds of $5.5 million to repay a portion of the outstanding principal balance on a secured revolving credit facility with Nomura Asset Capital Corporation (as amended, the "NACC Revolving Loan") and the remainder to fund a portion of the working capital.

     Effective March 5, 1998, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $9,000 to protect itself against interest rate fluctuations with respect to the Heather Ridge Bonds. Pursuant to the terms of the interest rate cap agreement, the interest rate is limited to 4.8% per annum on a notional amount of $6.0 million. The interest rate cap agreement terminates on March 15, 1999.

     On or about March 30, 1998, the Company intends to file a Definitive Proxy Statement with the Securities and Exchange Commission discussing the terms of the proposed Merger. The Merger is subject to certain conditions, including approval by the Company's stockholders. The Definitive Proxy Statement will be mailed to stockholders shortly after that date.

COMPETITION

     All of the Company's properties are located in metropolitan areas. There are numerous other apartment properties within the market area of each property which have a material effect on the rental rates charged at the properties, as well as the Company's ability to rent apartments at the properties. The Company competes for residents with others who may have greater resources than the Company and whose officers, employees and directors may have more experience in operating apartment properties than that of the Company's officers, employees and directors. In addition, single-family housing and all forms of multifamily residential properties provide housing alternatives to potential tenants of the Company's properties.

EMPLOYEES/PROPERTY MANAGEMENT

     The Company's headquarters are located at 77 West Wacker Drive, Suite 4040, Chicago, Illinois, 60601, telephone (312) 917-1600. Regional offices are located in Atlanta, Georgia and San Antonio, Texas and Phoenix, Arizona. There were approximately 546 employees as of March 17, 1998, including 41 corporate and 505 property management employees.

     The Company provides complete property management services to each property in its portfolio including on-site management supervision, leasing, marketing, accounting and training. The Company does not utilize third party management companies. Each of the 53 on-site property managers and their staff report to an area/district manager located in each market who reports to the Director of Property Management. Each property is treated as an individual business operation established with an annual budget, defined policies and procedures, full time on-site professional staffing and supervision. The Company uses property management and accounting computer systems that are linked to the regional and corporate offices to provide timely information to senior management. The Company's asset management system utilizes the leasing, marketing and accounting information created at each site to permit senior management to monitor the performance and operations of each property.

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

ACMs and PCBs

     The Company is aware of the presence of asbestos-containing materials ("ACMs") and polychlorinated biphenyls ("PCBs") at certain of its properties as noted in the property schedule on pages 12 and 13. Limited quantities of ACMs are present in such materials as floor coverings, acoustical tile and mastic, and ceiling treatments at certain properties. However, these ACMs generally are in good condition and the Company has implemented operations and maintenance plans, and provides its staff with training in the maintenance of ACMs, at properties where ACMs are present. The Company will replace or repair any damaged ACMs, and, where appropriate, ACMs will be abated in buildings which undergo renovation. Most of the properties have fluid electrical transformers owned by the local utility companies, many of which have not been tested for PCBs. Under Federal regulations, untested fluid transformers must be considered PCB-contaminated, and the Company must assume that some of these transformers may contain PCBs. The local utilities are legally responsible for these transformers and their maintenance, as well as for remediating any contamination they may cause. The Company has requested that the utility companies that own these transformers test transformers on the properties which have not been tested previously. If any transformer is found to be PCB-contaminated, the Company will request the utility company that owns such transformer to replace it.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995

     Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements in this Form 10-K include, but are not limited to, statements under the following headings: (i) under the caption "Business -- Proposed Merger" as to consummation of the transactions contemplated by the Merger Agreement, and other transactions related thereto, (ii) under the caption "Business -- Business Philosophy and Background" as to future revenue collections, operating expenses, demographic trends, and investment opportunities, (iii) under the caption "Business -- Environmental Matters -- Tierra Bonita" as to future clean up expenses and the effect of contamination on the operation of Tierra Bonita, (iv) under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters" as to future dividends and distributions, (v) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources and Uses of Cash -- Short-term Liquidity Needs" as to future access to capital resources, short-term liquidity requirements, extraordinary capital expenditures, and sufficiency of working capital, (vi) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Sources and Uses of Cash -- Long-term Liquidity Needs" as to meeting long-term liquidity requirements through borrowings, and (vii) under the caption "Properties -- Mortgage and Tax-Exempt Bond Financing --- Purchase of Tax-exempt Bonds" as to remarketing of Stonybrook Bonds.

     The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected and in the future could affect the Company's actual results and could cause the Company's actual results during fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

FINANCING RISKS

     A substantial portion of the Company's currently outstanding indebtedness bears interest at rates that adjust based on prevailing market interest rates. Although the Company has interest rate protection agreements which hedge or limit its exposure to increases in interest expense for a portion of its variable rate debt, increases in the interest rates on the variable rate debt would adversely affect the Company's cash flow and could reduce the amount of funds available for distribution to stockholders. The Company's variable rate long-term tax-exempt bonds are marketed based on credit enhancement provided by unaffiliated third parties. Certain of these variable rate tax-exempt bonds also have the benefit of standby credit enhancement commitments. If the Company is unable to replace any credit enhancement when it expires, or to remarket the applicable bonds without credit enhancement, the indebtedness under such bonds could be accelerated, in which event lenders would be entitled to foreclose under the mortgages securing such indebtedness. The interest cost of the credit-enhanced debt will increase or the debt could be unmarketable (with the resulting risk of acceleration and foreclosure) if the existing credit enhancement is not replaced upon its expiration or if the credit rating of a credit enhancement provider is lowered. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, the Company's interest expense would increase, which would adversely affect the Company's cash available for distributions and its ability to pay expected distributions to stockholders. If the Company were unable to refinance its indebtedness on acceptable terms, or at all, the Company might be forced to dispose of one or more of the Properties upon disadvantageous terms, and if the Company is unable to meet its obligations under any financing agreement, a loss could be sustained as a result of foreclosure on the relevant Property or pool of Properties securing such obligation.

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

RISKS OF RENOVATION, DEVELOPMENT AND ACQUISITIONS

     The Company has in the past renovated properties it acquired. In addition, in the event the Merger were to fail to occur, the Company may develop new apartment properties if it determines that such development is warranted, or acquire and renovate other properties. In connection with any renovation or development project, the Company will bear certain risks, including the risks of construction delays or cost overruns that may increase project costs and could make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable the Company to pay operating expenses or earn its targeted rate of return on its investment, and the risk of incurrence of pre-development costs in connection with projects that are not pursued to completion. In case of an unsuccessful renovation or development project, the Company's loss could exceed its investment in such project. In the event the Merger fails to occur, the Company intends to continue to acquire multifamily properties. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

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

COMPETITION

     There are numerous real estate companies which compete with the Company in operating apartment communities and in seeking apartment properties for acquisition and development, and for tenants to occupy such properties. The Company may be competing with companies that have greater resources than the Company and whose officers and directors or trustees have more experience than the Company's officers and directors. In addition, the availability of single-family housing and other forms of multifamily residential properties, such as manufactured housing communities, provide alternatives to potential tenants of apartment properties. These competitive factors could adversely affect the income generated by the Properties.

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

TEXAS FRANCHISE TAX

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

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company owned 52 apartment complexes (the "Properties") located in seven states. The Properties consist of garden or townhouse style apartments that appeal primarily to tenants with middle level incomes. Of the apartments, 2.2% are efficiency apartments, 59% are one-bedroom apartments, 38.3% are two-bedroom apartments and the remaining .5% are three-bedroom apartments. The Properties typically consist of two-and three-story buildings in a landscaped setting. The size of the apartments range from 400 to 2,000 square feet and average approximately 780 square feet.

     The average number of apartments per Property is 302 and the average monthly rent per apartment and per square foot during the twelve months ended December 31, 1997 was $567 and $0.72, respectively.

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

     Fee title to each of the Properties is held in a property partnership (the "Property Partnership") in which the Operating Partnership or another direct or indirect subsidiary of the Company is a general partner. The Company (or a direct or indirect subsidiary of the Company) and the Operating Partnership own 100% of the partnership interests in, and control, the Property Partnerships that own 37 of the Properties. The Company (or a direct or indirect subsidiary of the Company) and the Operating Partnership own a 1% general partnership interest and 49.1% general partnership interest in two partnerships that own 9 and 4 properties, respectively, (Ambassador I, L.P. and Ambassador VII, L.P. as further described, below). The Company (or a direct or indirect subsidiary of the Company) and the Operating Partnership own a 50% and 49.9% general partnership interest, respectively, in the Property Partnerships that own the Williamsburg Property and the Brook Run Property. The third parties that own the remaining interests in these Property Partnerships have equal voting rights with respect to certain significant decisions of such partnerships. The operations and results of these two Property Partnerships are not consolidated in the Company's financial statements.

     The following table presents certain information concerning the Company's Properties as of December 31, 1997:

                                       PROFILE OF COMPANY'S PROPERTIES AT DECEMBER 31, 1997

                                                                             1996 Average        1997 Average
                                                                            Monthly Rent (3)    Monthly Rent (3)
                                                                            ----------------    ----------------
                        Construction      Number        1996         1997          Per                Per
     Market Area/          Major            of        Average       Average      Square     Per      Square    Per
    Property Name       Renovation(1)      Apts.    Occupancy(2)  Occupancy(2)    Foot      Apt.      Foot     Apt.
------------------      -------------      -----    -----------   ------------    ----      ----      ----     ----
TEXAS
Austin
Aspen Hills..........    1986/1997         344         89.50%        94.37%    $0.77      $627     $0.89      $726
Royal Crest*.........    1973/1991         204         95.08         95.29      0.62       489      0.65       560
Summit Creek ........    1985/1996         164         93.05         95.22      0.76       560      0.85       625
Prime Crest.*........    1973/1991         148         92.43         92.79      0.62       492      0.66       540
Bent Oaks............    1979/1994         146         97.35         96.97      0.77       563      0.87       635
Broadmoor............    1980/1995         200         95.02         94.79      0.85       535      0.95       613
Houston
The Mills*...........    1979/1995         708         89.45         92.06      0.50       431      0.57       494
Trails of Ashford*...    1979/1996         514         90.73         93.63      0.54       409      0.60       458
Sandalwood...........    1979/1996         352         90.25         93.59      0.51       349      0.56       382
Westway Village......    1979/1996         326         94.97         94.47      0.60       428      0.68       486
Cypress Ridge*.......    1979/1996         268         87.99         88.31      0.53       384      0.59       431
San Antonio
Braesview*...........    1982/1993         396         92.22         94.27      0.58       561      0.65       626
La Jolla.............    1975/1992         300         93.29         94.13      0.72       491      0.82       557
Harbor Cove..........    1980/1992         256         95.10         94.40      0.65       430      0.73       485
Cape Cod*............    1985/1996         244         95.89         94.52      0.67       482      0.75       535
Eagle's Nest.........    1973/1997         226         93.62         92.83      0.59       406      0.66       451
Mesa Ridge...........    1986/1996         200         92.44         95.42      0.63       461      0.70       515
The Stratford........    1979/1995         269         93.50         89.69      0.50       557      0.60       660
Shallow Creek*.......    1982/1996         208         90.52         93.97      0.62       455      0.68       501
Cedar Creek(4)*......    1979/1998         392            --         76.38        --        --      0.67       463
Windridge*...........    1983/1995         276         92.50         91.41      0.63       448      0.67       479
ARIZONA
Phoenix/Mesa
Privado Park.........    1984/1995         352         95.51         95.72      0.63       468      0.72       538
Vista Ventana........    1982/1996         275         96.38         93.84      0.62       425      0.70       480
Crossroads*..........    1979/1996         316         93.60         91.29      0.64       408      0.75       483
Shadow Creek.........    1984/1995         266         94.24         96.28      0.67       491      0.75       549
Tatum Gardens*.......    1985/1996         128         95.00         96.53      0.57       611      0.63       676
Pine Shadows.........    1983/1997         272         95.26         93.60      0.70       491      0.73       514
Madera Point.........    1986/1997         256         92.60         94.70      0.67       500      0.75       572
Heather Ridge........    1983/1997         252         94.16         94.54      0.67       448      0.70       469
Tucson
Quail Ridge..........    1975/1994         253         92.55         91.62      0.77       501      0.86       559
Tierrra Bonita.......    1986/1997         410         89.86         83.07      0.54       374      0.58       403
Stonybrook...........    1983/1997         411         91.28         88.99      0.72       416      0.75       437
LaJolla de Tucson*...    1978/1997         223         88.30         95.22      0.68       410      0.76       453
ILLINOIS
Chicago
Williamsburg.........    1970/1992         329         94.63         95.27      0.72       768      0.83       883
Brookdale Lakes......    1990              200         92.81         92.28      0.98       938      1.11     1,064
Brook Run............    1986/1995         182         91.93         94.21      1.02       958      1.08     1,013
FLORIDA
Tampa/Clearwater.....
Coral Cove...........    1985/1996         200         94.08         96.24      0.66       514      0.71       555
Hidden Lake..........    1983/1997         267         95.57         91.28      0.74       497      0.73       487

                                                                12

                                       PROFILE OF COMPANY'S PROPERTIES AT DECEMBER 31, 1997

                                                                             1996 Average        1997 Average
                                                                            Monthly Rent (3)    Monthly Rent (3)
                                                                            ----------------    ----------------
                        Construction      Number        1996         1997          Per                Per
     Market Area/          Major            of        Average       Average      Square     Per      Square    Per
    Property Name       Renovation(1)      Apts.    Occupancy(2)  Occupancy(2)    Foot      Apt.      Foot     Apt.
------------------      -------------      -----    -----------   ------------    ----      ----      ----     ----
The Woodlands........    1983/1997         416         92.93         91.63      0.73       472      0.73       474
Palencia(4)*.........    1985/1997         420            --          92.70       --        --      0.78       600
 Orlando
Sun Lake.............    1986              600         95.98         95.46      0.60       529      0.64       573
 Daytona Beach
Arbors...............    1988/1997         224         95.01         94.90      0.61       542      0.63       561
Ocean Oaks...........    1988/1997         296         92.16         93.65      0.62       564      0.65       586
 West Palm Beach
Village Crossing.....    1986/1997         189         92.96         94.51      0.80       668      0.88       733
Haverhill Commons....    1986/1998         222         94.30         93.20      0.71       594      0.78       647
GEORGIA
 Atlanta/Norcross
Falls of Bells Ferry.    1986/1996         720         96.13         94.41      0.71       588      0.76       625
Park Colony(4)*......    1984/1998         352            --         95.37        --        --      0.64       650
TENNESSEE
 Nashville
Crossings of Bellevue    1985/1998         300         91.51         90.80      0.74       636      0.78       675
 Franklin
Franklin Oaks........    1986/1997         468         95.05         92.12      0.77       613      0.80       638
COLORADO
 Greeley
Country Club West....    1986/1996         288         96.44         95.68      0.74       579      0.77       605
 Fort Collins
Courtney Park........    1986/1996         248         95.32         95.28      0.77       641      0.83       689
 Colorado Springs
Mountainview.........    1985/1996         252         96.76         95.56      0.81       581      0.88       631
                                        ------         -----         -----     -----      ----     -----      ----
TOTAL/WEIGHTED
 AVERAGE                                15,728         92.91%        92.91%    $0.66      $515     $0.72      $567
                                        ======         =====         =====     =====      ====     =====      ====

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

  (3) Average monthly rent per apartment for any property for any period is defined as (a) the total gross potential rent rental revenue for the period divided by the number of months in the period, divided by (b) the product of (i) occupancy at the Property during such period (defined in note (2) above) times (ii) the number of apartments in the Property.

  (4) Properties purchased by the Company in 1997 did not have certain historical operating data for years prior to 1997. Average occupancy and rental rates are computed based upon the number of months the property was owned by the Company.

  * These properties contain ACMs and or PCBs as described on page 7.

MORTGAGE AND BOND FINANCING

OVERVIEW

     As of December 31, 1997, the aggregate indebtedness of the Company was approximately $387.6 million, of which $313.1 million (80.8%) was long-term bond financing (secured, directly or indirectly, by mortgages on the Properties). All of the Company's long-term bond financing is considered non-recourse, although certain mortgages are cross-defaulted or cross-collateralized with other mortgages or properties, and there are certain aspects of the financing for which the lender has recourse to the corporate credit of the Company. The Properties are subject to mortgage indebtedness in the aggregate principal amount of $415.9 million, which includes $28.3 million of variable rate tax-exempt indebtedness secured by the two Properties in which the Company has an approximately 50% general partnership interest. The results of the Property Partnerships owning these two Properties are not consolidated in the Company's financial statements. Of the debt of unconsolidated Property Partnerships, 100% of the Williamsburg Property debt and $10.0 million of the $11.8 million of Brook Run Property debt is nonrecourse to the Company, the Operating Partnership or the relevant Property Partnership.
See "Indebtedness of Unconsolidated Partnerships". Below is a schedule summarizing the Company's indebtedness.



                                         INDEBTEDNESS OUTSTANDING AS OF DECEMBER 31, 1997
                                                      (DOLLARS IN THOUSANDS)
                                  Annual                                  Estimated        Maturity of
      Property Pledged           Interest    Fixed or       Principal    Annual Debt         Credit           Maturity of
       as Collateral              Rate*     Variable**       Balance      Service***       Enhancements           Debt
       -------------              -----     ----------       -------      ----------       ------------       -----------
BOND FINANCING:
Tax-Exempt Bonds:
Falls of Bells Ferry  (A)......   4.95%      Fixed           $28,335       $1,403           Feb.  2009        Feb.  2009
Aspen Hills....................   5.78%      Variable          9,800          737           Dec.  2021        Dec.  2021
Braesview......................   5.78%      Variable         20,500        1,542           Dec.  2021        Dec.  2021
Cape Cod.......................   5.78%      Variable          8,100          609           Dec.  2021        Dec.  2021
Eagle's Nest...................   5.78%      Variable          5,200          391           Dec.  2021        Dec.  2021
Brookdale Lakes................   5.78%      Variable         14,800        1,116           Dec.  2021        Dec.  2026
Harbor Cove....................   5.78%      Variable          5,900          444           Dec.  2021        Dec.  2021
LaJolla........................   5.78%      Variable         10,000          752           Dec.  2021        Dec.  2021
Mesa Ridge.....................   5.78%      Variable          5,100          384           Dec.  2021        Dec.  2021
Windridge......................   5.78%      Variable          6,270          480           Dec.  2021        Dec.  2021
The Stratford..................   5.78%      Variable          5,945          455           Dec.  2021        Dec.  2021
Prime Crest....................   5.78%      Variable          2,400          181           Dec.  2021        Dec.  2021
Royal Crest....................   5.78%      Variable          3,400          256           Dec.  2021        Dec.  2021
Bent Oaks......................   5.78%      Variable          4,400          337           Dec.  2021        Dec.  2023
Stonybrook (B).................  10.00%      Fixed             4,028          403           N/A               Oct.  2012
The Mills......................   5.78%      Variable         14,575        1,106           Dec.  2021        Dec.  2026
Trails of Ashford..............   4.88%      Variable          9,050          618           Dec.  2021        Dec.  2036
Shallow Creek..................   5.78%      Variable          2,300          174           Dec.  2021        Dec.  2026
Franklin Oaks..................   5.78%      Variable         17,700        1,332           Dec.  2021        Dec.  2021
Privado Park...................   5.78%      Variable          9,200          704           Dec.  2021        Dec.  2033
Vista Ventana..................   5.78%      Variable          6,400          490           Dec.  2021        Dec.  2033
Shadow Creek...................   5.78%      Variable          5,600          429           Dec.  2021        Dec.  2033
Palencia.......................   7.65%      Fixed            13,250        1,014           N/A               Mar.  2024
Quail Ridge....................   5.78%      Variable          6,400          490           Dec.  2021        Dec.  2033
Tierra Bonita..................   5.78%      Variable          6,000          459           Dec.  2021        Dec.  2033
Crossroads.....................   6.17%      Variable          6,000          474           Dec.  2021        Dec.  2036
Madera Point...................   6.60%      Fixed             7,180          474           Jun.  2026        Jun.  2026
Madera Point (B)...............  11.00%      Fixed               887           98           N/A               Jun.  2027
The Broadmoor..................   6.89%      Fixed             6,000          413           Jun.  2026        Jun.  2026
Cypress Ridge..................   7.09%      Fixed             4,250          301           Jun.  2026        Jun.  2026
Sun Lake.......................   6.49%      Fixed            15,287          992           Oct.  2025        Oct.  2025
Ocean Oaks.....................   6.70%      Variable         10,295          597           Oct.  2002        Oct.  2027
Arbors.........................   6.70%      Variable          7,605          441           Oct.  2002        Oct.  2027
Haverhill Commons..............   6.70%      Variable          9,100          528           Oct.  2002        Oct.  2027
Village Crossing...............   6.70%      Variable          7,000          406           Oct.  2002        Oct.  2027
Crossings of Bellevue..........   4.87%      Variable          8,540          530           Dec.  2021        Dec.  2027
                                  ----                       -------       ------
Subtotal.......................   6.02%                      306,797       21,560
Taxable Bonds:
Shallow Creek..................   7.02%      Variable          2,300          197           Dec.  2021        Dec.  2026



                                         INDEBTEDNESS OUTSTANDING AS OF DECEMBER 31, 1997
                                                      (DOLLARS IN THOUSANDS)
                                  Annual                                  Estimated        Maturity of
      Property Pledged           Interest    Fixed or       Principal    Annual Debt         Credit           Maturity of
       as Collateral              Rate*     Variable**       Balance      Service***       Enhancements           Debt
       -------------              -----     ----------       -------      ----------       ------------       -----------
Sandalwood.....................   6.84%      Variable          4,000          332           Dec.  2021        Dec.  2036
                                  ----                      --------      -------
Subtotal.......................   6.90%                        6,300          529
                                  ----                      --------      -------
Total..........................   6.04%                     $313,097      $22,089
                                  ====                      ========      =======
Conventional Financing:
Tatum Gardens..................   7.88%      Fixed          $  3,456      $   300           N/A               Apr.  2026
Westway Village................   7.88%      Fixed             4,888          424           N/A               Apr.  2026
Coral Cove.....................   7.88%      Fixed             3,999          347           N/A               Apr.  2026
Summit Creek...................   7.88%      Fixed             3,555          308           N/A               Apr.  2026
Courtney Park..................   8.08%      Fixed            10,050          862           N/A               Mar.  2027
Country Club West..............   8.08%      Fixed            11,344          973           N/A               Mar.  2027
Secured Line of Credit (C).....   7.46%      Variable         35,250        2,630           N/A               Dec.  1998
Unsecured Line of Credit (D)...   8.22%      Variable          2,010          165           N/A               May  1998
                                  ----                      --------      -------
Total                             7.75%                     $ 74,552      $ 6,009
                                  ====                      ========      =======
Indebtedness of
  Unconsolidated Limited
  Partnerships - Tax
  Exempt Bonds:
-------------------------------
Williamsburg...................   5.78%      Variable       $ 16,500      $ 1,023           Dec.  2021        Dec.  2021
Brook Run......................   5.37%      Fixed            11,800          690           Dec.  2004        Dec.  2007
                                  ----                      --------      -------
Total..........................   5.61%                     $ 28,300      $ 1,713
                                  ====                      ========      =======
Grand Total
-------------------------------
Average All-In Interest Cost...   6.37%
Weighted Average Maturity
  of Indebtedness..............   19.2 Yrs.
Weighted Average Maturity
  of Credit Enhancement........   19.8 Yrs.

* Includes interest at fixed rate or at swap rate under applicable hedge agreements, fees for credit enhancement, remarketing, servicing and trustee services.

** All bonds with variable interest rates are protected with interest rate swaps or caps.

*** Annual debt service includes interest and deposits to reserve funds for bond financing and actual debt amortization for conventional financing. $237,172,000 of the $387,649,000 of total indebtedness is fully amortizing on amortization schedules ranging from 25 to 30 years.

(A) The Falls of Bells Ferry Bonds are twenty five year bonds whose interest rate is reset annually.

(B) These bonds are owned by a trust in which the Company, through the Operating Partnership, is a member of an LLC that is a partner in such trust. The Company receives interest in excess of distributions paid to other certificate holders in the trust, who receive tax-exempt interest at 9.5%.

(C) The Secured Line of Credit from Nomura Asset Capital Corporation ("NACC") bears interest at LIBOR plus 1.50%. The properties included as collateral under the Secured Line of Credit

\

     as of December 31, 1997 are Pine Shadows, Heather Ridge, LaJolla De Tucson, Hidden Lakes, Legend Oaks, and Cedar Creek.

(D) The Unsecured Line of Credit from CLNY bears interest at the Prime rate plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%.

BOND FINANCING

     The interest rates on approximately $233.9 million of the Company's total variable rate bond financing as of December 31, 1997 are determined weekly by a remarketing agent to equal the minimum interest rate necessary for the bonds to be remarketed at par. While these bonds are remarketed at variable rates, the Company has entered into interest rate protection agreements to protect itself against increases in interest rates (See "Interest Rate Protection"). Each issue of variable rate bonds is secured by a letter of credit or similar instrument (referred to as "credit enhancement") issued by a bank or other financial institution (a "credit enhancer"). The purpose of the credit enhancement is to secure the borrower's obligation to pay principal and interest on the bonds and to permit the bonds to receive an investment-grade rating, thereby lowering the Company's interest costs from those of an unrated debt instrument. If a credit enhancer advances money under its credit enhancement commitment to pay principal and interest on the bonds, the related Property Partnership will be obligated to reimburse the credit enhancer, which obligation generally will be secured by a mortgage on the related property. If the Property Partnership fails to so reimburse a credit enhancer, the credit enhancer may foreclose on the Property that secures that reimbursement obligation. Each credit enhancement agreement terminates on a specified date that is at or prior to the maturity date of the related bonds. When the existing credit enhancement expires and if the Property Partnership does not obtain replacement credit enhancement prior to that date, the variable rate bonds will be subject to a mandatory tender. Furthermore, if the credit rating of a credit enhancer is lowered, the interest cost of the bonds affected will increase or the bonds evidencing the debt could become unmarketable.

     A bondholder may tender the bonds during the variable rate interest period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket any of the bonds, the Partnership is obligated to purchase those bonds for which they may draw on the credit enhancement. The remarketing agent receives a fee of 0.08% per annum on the outstanding bonds' balance, payable quarterly in arrears on $233.9 million of variable bonds which are reset weekly, and 0.325% per annum on $28.3 million of fixed rate, tax-exempt bonds which are reset annually. Such fees are included as financing fees in the consolidated statements of operations.

     At December 31, 1997, the Company had approximately $79.2 million of fixed rate, tax-exempt bond financing as described in the table above.

CREDIT ENHANCEMENT OF BONDS

     Of the Company's total $341.4 million in bonds outstanding (including $28.3 million of unconsolidated debt relating to joint ventures of the Company) as of December 31, 1997, $323.3 million are credit enhanced by one of five credit enhancement providers. $17.4 million are credit enhanced by Financial Security Assurance ("FSA") for a term through June, 2026; $216.4 million are credit enhanced by FNMA for a term through December, 2021; $28.3 million are credit enhanced by Guardian Federal Savings Bank through February, 2009; $11.8 million are credit enhanced by Financial Guarantee Insurance Company ("FGIC") through November 2004; $34.0 million are credit enhanced by CLNY through October, 2002; and an additional $15.3 million are guaranteed by FNMA through October, 2025. These credit enhancement facilities are described in more detail below. The remaining $18.1 million of bonds are not credit enhanced.

     FSA has provided credit enhancement, through Insurance and Indemnity Agreements, for the Cypress Ridge and Broadmoor bonds in the amount of $4.3 million and $6.0 million, respectively. FSA has also provided $7.2 million of credit enhancement for the benefit of the Madera Point bonds (the "Class A Madera Bonds"), which allowed the Company to sell the bonds that it purchased when it acquired the Madera Point Property on February 9, 1996. The credit enhancement provides the bonds with 30 years of AA rated credit enhancement. Under the terms of the credit enhancement agreements, the Company was required to prepay 10 years of credit enhancement fees (approximately $776,000), which is included in other assets and is being expensed over a ten year period. At the end of the tenth year, an annual insurance premium will be due in the amount of 0.6% per annum payable monthly in advance on the face amount of the Cypress Ridge and Broadmoor bonds and the Madera Point bonds. The Insurance and Indemnity Agreements have expiration dates consistent with the redemption dates of the bonds themselves, which begin on June 1, 2006 with final maturity of the bonds on June 1, 2026. The Company used $8.7 million of the proceeds from the Cypress Ridge and Broadmoor bonds to repay the NACC Revolving Loan and the remaining $1.6 million to fund issuance costs associated with the transaction and capital improvements on the two properties. Proceeds from the sale of the Madera Point bonds were used to augment working capital.

     As of December 31, 1997, the Company had credit enhanced approximately $216.4 million of existing variable rate bonds associated with 28 of its properties (including Williamsburg) with a single facility (the "FNMA Facility") issued by FNMA. FNMA has established three separate mortgage pools as collateral for providing credit enhancement on the bonds. The first collateral pool consists of $149.7 million of variable rate bonds relating to 18 properties owned by Ambassador VIII, L.P. The second collateral pool consists of $50.2 million of variable rate tax-exempt bonds relating to nine Properties owned by Ambassador I, L.P. The third collateral pool consists of $16.5 million of variable rate tax-exempt bonds relating to the Williamsburg Property. FNMA is entitled to credit enhancement fees on the FNMA Facility at a weighted average rate of 1.04% per annum of the outstanding bond amount, less any cash collateral. FNMA also receives a reserve fee of 0.38% per annum on the amount of cash collateral posted with respect to the FNMA Facility. The credit enhancement and reserve fees are payable monthly in advance. As of December 31, 1997, the Company posted additional collateral in the form of a Standby Commitment (see "Recent

Developments") and a $6.0 million cash deposit into an interest bearing escrow account. The Company is also making monthly principal reserve payments (approximately $326,000 during 1997) to FNMA which may be used to redeem bonds. The FNMA Facility matures on December 1, 2021.

BONDS ISSUED IN 1997

     The Company pursues a strategy of financing its property acquisitions and rehabilitation costs from the proceeds of bonds issued by local government authorities. Proceeds of bonds issued in 1997 were primarily used by the Company to reimburse it for acquisition costs of the Properties and expenses incurred with respect to renovation costs. The renovation of these properties consists generally of roof repairs, siding, painting and carpeting of apartments, parking lot repair and appliance replacements.

     On October 27, 1997, the Housing Finance Authority of Palm Beach County, Florida and The Housing Finance Authority of Volusia County, Florida issued $16.1 million and $17.9 million, respectively, of variable-rate tax exempt bonds (the "Florida Bonds") for the benefit of the Haverhill Commons, Village Crossing, Arbors and Ocean Oaks Properties. The Florida Bonds are rated AA+/A-1+ and bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Florida Bonds mature on October 1, 2027. The Florida Bonds are credit enhanced by four separate letters of credit aggregating $34.5 million from CLNY and a corresponding confirming letter of credit issued by Republic Bank of New York. Under the terms of the CLNY letter of credit agreement, CLNY was paid an origination fee of $345,030 and is also entitled to a letter of credit fee of 1.5% per annum of the stated amount of the letters of credit payable monthly in arrears. An additional fee of 0.25% per annum of the stated amount of the letter of credit is due to CLNY as long as a confirming letter of credit remains in place. The CLNY letters of credit expire not later than October 27, 2002.

     Commencing on January 1, 1998 and on each April 1, July 1, October 1 and January 1, thereafter, the Company is obligated to deposit, as additional collateral for the CLNY letters of credit, cash into a sinking fund equal to the principal portion of the quarterly amortization payment which would be due on each such date on a loan in the amount of the aggregate stated amount of such letters of credit being amortized over a term of twenty-five years with an interest rate of 8.00% per annum.

     Concurrently with the issuance of the Florida Bonds, the Company redeemed $38.7 million of bonds (the "Prior Florida Bonds") owned by TEB Municipal Trust I ("TEB"), a New York Trust in which an unconsolidated subsidiary of the Company held an approximately $2.0 million of original principal balance Class G certificate. In addition to the Class G certificate, TEB also sold $27.0 million of original principal balance in Class A certificates and $10.0 million of original principal balance in Class B certificates. During the quarter ended September 30, 1997, the prior Florida Bonds, and correspondingly, the trust certificates were subject to a $300,000 partial redemption, thereby leaving an aggregate outstanding balance of $38.7 million in Prior Florida Bonds, and correspondingly trust certificates. On December 1, 1997, when the Prior Florida Bonds were redeemed, the Company redeemed the Class G certificates in TEB and reimbursed the credit enhancer for the Class A certificates on its direct pay letter of credit with respect to the Class A certificates. In addition, the Class B certificate holders put their certificates to the Company at a price equal to their par value plus a $555,687 premium. A representative of the Class B certificate holders executed a release of the Company and its affiliates in connection with the transaction.

     On March 6, 1997, the Industrial Development Authority of the City of Phoenix, Arizona issued $6.0 million of variable-rate, tax exempt bonds (the "Crossroads Bonds") for the benefit of the Crossroads property. The Crossroads Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Crossroads Bonds are credit enhanced under the FNMA Facility. The Crossroads Bonds mature on December 15, 2036.

     On April 17, 1997, the Company refinanced $8.5 million of fixed-rate, tax-exempt bonds issued by the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the "Bellevue Bonds") for the benefit of the Crossings of Bellevue property. The Bellevue Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Bellevue Bonds are credit enhanced by the FNMA Facility, issued by FNMA. The Bellevue Bonds mature on December 15, 2027.

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

     Also, on April 25, 1997, the Harris County Housing Finance Corporation issued $9.1 million in variable-rate, tax-exempt bonds (the "Ashford Bonds") for the benefit of the Trails of Ashford property. The Ashford Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Ashford Bonds are credit enhanced by FNMA under the FNMA Facility. The Ashford Bonds mature on December 15, 2036.

     On September 18, 1997, the Bexar County Housing Finance Corporation issued $2.3 million of variable-rate taxable bonds (the "Shallow Creek Bonds") for the benefit of the Shallow Creek property. The Shallow Creek Bonds bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Shallow Creek Bonds are credit enhanced by the FNMA Facility and mature on December 15, 2026.

TEB MUNICIPAL TRUST II

     On May 1, 1997, the Company sold at par approximately $4.0 million of tax-exempt bonds (the "Stonybrook Bonds") and approximately $900,000 of tax-exempt subordinate bonds (the "Class B Madera Bonds") to TEB Municipal
Trust II, a New York Trust ("TEB II"). The Company has an approximately 1% ownership interest in TEB II through G.P. Municipal Holdings, L.L.C., an Illinois limited liability company of which the Company is a member ("G.P.
Holdings"). The interest rate on the $4.0 million of fixed rate tax-exempt Stonybrook Bonds is 10% per annum. The Stonybrook Bonds are collateralized by the Stonybrook property and mature on October 1, 2012. The interest rate on approximately $900,000 of tax-exempt Class B Madera Bonds is fixed at 11% per annum. The Class B Madera Bonds are collateralized by the Madera Point property and mature on June 1, 2027.

     Concurrent with its purchase of the bonds, TEB II sold a $4.9 million Class A Receipt of beneficial interest in TEB II at a fixed rate of 9.5% per annum, payable monthly. G.P. Holdings holds an approximately $14,500 Class G Receipt, which is entitled to a distribution in an amount equal to the excess of interest earned by TEB II from its ownership of the Class B Madera Bonds and the Stonybrook Bonds over the distributions paid to the Class A Receipt holders. Under the terms of certain agreements between members of G.P. Holdings, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings.

ASSUMPTION OF TAX-EXEMPT BONDS IN 1997

     On March 11, 1997, the Company acquired the Palencia property located in Tampa, Florida, for $15.4 million. The Company financed the acquisitions by assuming $13.3 million of fixed-rate tax-exempt bonds (the "Palencia Bonds"). Pursuant to the terms of the loan agreement, the bonds bear interest at a fixed rate of 7.65% per annum and mature on March 1, 2024. The bonds are collateralized by a first mortgage on the Palencia property.

     Upon the request of Banc One Capital Funding Corporation ("BOCFC"), the current holder of the Palencia Bonds, the Company may be required to purchase the Palencia Bonds from BOCFC, on or after April 1, 1997, at a price equal to the outstanding balance of the Palencia Bonds, plus accrued interest, and any other amounts due BOCFC under the terms of a Put Agreement. The obligation under the Put Agreement is considered to be recourse to the Company.

INTEREST RATE PROTECTION

     The Company has adopted a policy regarding the hedging of total variable rate debt (see "Management's Discussion and Analysis-Liquidity and Capital Resources-Sources and Uses of Cash-Derivatives"). This policy which provides that at no time will the Company have more than 30% of its variable rate debt not hedged by an interest rate cap, swap or other interest rate protection agreement. In addition, the Company will maintain a 1.3 times debt service coverage ratio based upon (a) hedged debt at the applicable interest rate cap and swap strike prices and (b) unhedged debt at a rate of 10% per annum. This policy may be changed from time to time by the Board of Directors in its discretion. As of December 31, 1997 and March 17, 1998, the Company had $37.3 million and $35.1 million, respectively, in variable rate debt that was not hedged by any interest rate protection, and was in compliance with the foregoing policies. This represented 13.0% and 12.0% of the Company's variable rate debt at December 31, 1997 and March 17, 1998, respectively. With respect to all variable rate debt outstanding as of December 31, 1997, an increase in short-term interest rates of 1% per annum for a period of one year would decrease annual net income by approximately $535,000 based on outstanding variable rate debt balances at December 31, 1997 (after taking into consideration the effect of the interest rate protection agreements).

     As of December 31, 1997, the Company has hedged against fluctuations in interest rates on all of the Company's $233.9 million of variable rate bonds. On December 9, 1996, the Company entered into a swap transaction with CLNY in which the Company pays a fixed rate of 4.636% on a notional amount of $186.5 million (including $16.5 million of debt related to the Williamsburg bonds issued to an unconsolidated joint venture of the Company). Under the CLNY swaps, the Company receives a floating rate based upon the PSA Municipal Swap Index. These swap agreements mature on December 9, 2003.

     On October 3, 1996, the Company entered into a swap transaction with Goldman Sachs to hedge against fluctuations in the variable interest rate on the Class A Receipts in TEB which have been redeemed. Under the swap transaction, the Company pays a fixed rate of 6.83% on a notional amount of $26.5 million (which due to the relationship between the LIBOR rate and the J.J. Kenny Index, hedges approximately $36.6 million of variable rate bonds) and receives a floating rate equal to 90 day LIBOR. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate the Company pays was based) and the J.J. Kenny Index (an index of AA rated, variable rate tax exempt bonds). This swap agreement matures on October 3, 2003.

     In order to hedge against variations in the relationship between LIBOR and the Kenny Index the Company entered into a three year swap on March 14, 1996 with Nomura Capital Securities, Inc. in which the Company pays a floating rate equal to 72.5% of 90 day LIBOR and receives a floating rate equal to the J.J. Kenny Index on a notional amount of $130 million (the "Basis Risk Swap"). On November 26, 1996 this swap was assigned from Nomura Capital Securities, Inc. to Salomon Brothers Holding Company. As a result of the cancellation of certain swaps in December 1996, the notional amount of $103.3 million of the Basis Risk Swap no longer provides the Company a hedge against interest rate risk.

     The excess in notional amount of swaps ($2.6 million LIBOR and $103.5 million in Basis Risk Swap) is currently unallocated and may be used to hedge against variable interest rate risk on future bond indebtedness.

     Effective March 3, 1997, the Company entered into a swap transaction with CLNY in order to hedge itself against interest rate fluctuations with respect to the Crossroads Bonds. Pursuant to the terms of the swap agreement, the Company will pay a fixed rate of 4.85% per annum on a notional amount of $6.0 million and receive a variable rate based on the PSA Municipal Index. The swap agreement terminates on March 3, 2004.

     Effective April 17, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $756,370 to protect against interest rate fluctuations with respect to the Bellevue Bonds and the Ashford Bonds. Pursuant to the terms of such interest rate cap agreement, the interest rate is limited to 4.95% per annum on a notional amount of $17.6 million. The interest rate cap agreement terminates on April 17, 2004.

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

     Below is a summary of the transactions which protect the Company from fluctuations in interest rates.

                                INTEREST RATE PROTECTION
                              YEAR ENDED DECEMBER 31, 1997
     ---------------------------------------------------------------------------
                                              Notional  Hedged
       Transaction Date                Type    Amount   Amount  Termination Date
     -------------------------------   ----    ------   ------  ----------------
     December 19, 1996..............   Swap    $170.0  $ 170.0  December 2003
     October 3, 1996................   Swap      26.5     36.6  October 2003
     March 3, 1997..................   Swap       6.0      6.0  March 2004
     April 17, 1997.................   Cap       17.6     17.6  April 2004
     April 25, 1997.................   Cap        4.0      4.0  April 2004
     September 11, 1997.............   Cap        2.3      2.3  September 2002
                                                       -------
     TOTAL INTEREST RATE PROTECTION                    $ 236.5
     Total variable rate Bonds......                    (233.9)
                                                       -------
     UNALLOCATED EXCESS HEDGE
       AMOUNT ......................                   $   2.6
                                                       =======

RECOURSE OBLIGATIONS

     On June 22, 1997, the Company entered into a secured revolving credit facility to refinance its credit facility with Bank One Arizona (the "Bank One Credit Facility") with Nomura Asset Capital Corporation (as amended, the "NACC Revolving Loan"). The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75.0 million subject to the amount of collateral pledged by the Company. As of December 31, 1997, six properties were pledged as collateral under the NACC Revolving Loan, and approximately $35.3 million was outstanding. As of December 31, 1997, the collateral value of the six properties pledged as collateral would have permitted an additional $2.6 million of borrowings under the NACC Revolving Loan. The NACC Revolving Loan originally had a maturity date of December 31, 1997; however, on

September 30, 1997, the Company amended the NACC Revolving Loan to extend the maturity date to December 31, 1998.

     On May 28, 1997, the Company entered the CLNY Unsecured Line of Credit for $25.0 million at the prime rate plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid advances, together with any accrued or unpaid interest thereon, is due and payable 120 days following the date of any advance under the CLNY Unsecured Line of Credit. As of December 31, 1997, there was approximately $2.0 million outstanding under the CLNY Unsecured Line of Credit. The CLNY Unsecured Line of Credit previously had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the CLNY Unsecured Line of Credit to extend the maturity date to May 23, 1998. On January 30,1998, the Company further amended the CLNY Unsecured Line of Credit as described in "Recent Developments".

INDEBTEDNESS OF UNCONSOLIDATED PARTNERSHIPS

     As of December 31, 1997, the unconsolidated Property Partnerships had total debt outstanding of $28.3 million, all of which is long-term tax-exempt financing (secured, directly or indirectly, by mortgages on the related Properties). The Property Partnership that owns the Williamsburg Property has outstanding $16.5 million of which 100% is nonrecourse. The Property Partnership that owns the Brook Run Property has outstanding $11.8 million of bonds that bear interest at a fixed rate of 5.05% per annum, with an all-in cost of approximately 5.375%. This debt is marketed based on credit enhancement that is supported by a recourse standby purchase agreement provided by Lumbermens Mutual Casualty Company. The credit enhancement expired on November 30, 1995 and the Property Partnership acquired $11.8 million of the tax-exempt bonds. A general partner of the Property Partnership provided the financing to enable it to acquire such bonds. On May 22, 1997, the Company entered into an agreement with FGIC to provide credit enhancement for bonds secured by the Brook Run Property. The bonds were remarketed and the proceeds were used to repay the loan from the general partner of the Property Partnership. Under the terms of the insurance agreement, the Property Partnership was required to prepay the premium payment of $183,947, which is amortized over the term of the insurance agreement. The agreement terminates on January 1, 2004. The standby purchase agreement expires on November 30, 2003. The standby purchase provider will have recourse to the Operating Partnership (or the Company, if the Operating Partnership ceases to exist) for any loss to it with respect to the $11.8 million of bonds, but this recourse will be limited to one-half of 30% of the principal amount of the bonds relating to the Brook Run property, as such amount may be reduced by redemption or other early repayment other than in connection with the application of proceeds of any collateral securing such bonds or credit enhancement, plus one-half of 30% of all accrued and unpaid interest due and owing with respect to such bonds plus all costs and expenses of enforcing such recourse obligation.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Since December 27, 1995, the Company's shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "AAH". The following table sets forth for the periods indicated, the dividends and the high and low sale prices for the Company's Common Stock as reported by the NYSE.




               1997               High       Low          Dividends Paid
     ------------------------  ---------   ---------      --------------
     Fourth Quarter..........  $23 13/16   $ 19 9/16          $0.40
     Third Quarter...........   24 3/4       20 3/4            0.40
     Second Quarter..........   24 7/8       22 1/2            0.40
     First Quarter...........   25 7/8       23 1/8            0.40

               1996
     ------------------------
     Fourth Quarter..........   24           17 7/8            0.40
     Third Quarter...........   18 3/4       15 7/8            0.40
     Second Quarter..........   18 3/4       16                0.40
     First Quarter...........   20 1/8       16 7/8            0.40


     In order to qualify to be taxed as a REIT, the Company must make annual distributions to stockholders of at least 95% of its REIT taxable income. The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition and capital requirements. The Company expects to be able to maintain its current level of dividends and to distribute at least 95% of its REIT taxable income.

     In addition to its regular quarterly dividends, if the Merger occurs, the Company will declare a special dividend, with a record date prior to the Effective Time, which will result in its stockholders receiving an amount per share equal to the product of (x) the difference between (a) the Company's most recent quarterly dividend amount (appropriately adjusted by any stock splits and the like) and (b) the product of the Conversion Ratio (as determined pursuant to the Merger Agreement) and AIMCO's most recent quarterly dividend amount (approximately adjusted for any stock splits and the like) and (y) the number of days which shall have elapsed through and including the day immediately prior to the day of the Effective Time since the end of the most recent calendar quarter (as of the Effective Time) for which the Company's dividend record date has then occurred, divided by 91. For example, if the Effective Time occurs on May 1, 1998, it is anticipated that the Company will declare a regular quarterly dividend of $.40 per share to holders of record shortly before that date. In such event, and assuming AIMCO's most recent quarterly dividend at that time is $.5625, the amount of its first quarter dividend, then the Company would declare a special dividend of approximately $0.0238 per share (assuming the Conversion Ratio is 0.583). Concurrent and equivalent per unit distributions for the benefit of the holders of Common Units shall be made in connection with the special dividend.

     At March 17, 1998, there were approximately 2,500 holders of record of the Common Stock.

     In June 1997, the Company registered 2.5 million shares of Common Stock pursuant to an equity shelf registration statement (the "Equity Shelf Registration") of which 1.3 million registered Common Shares were sold on June 30, 1997 (the "Shelf Offering") at prices between $22.375 and $22.625. The Company received gross proceeds of approximately $29.3 million and net proceeds of approximately $28.8 million in connection therewith. The Company used $20.7 million of the net proceeds received from the 1997 Offering to acquire the Cedar Creek and Park Colony apartments, $3.1 million to repay funds borrowed under the CLNY Unsecured Line of Credit and the remainder to repay additional principal outstanding under the NACC Revolving Loan.

     The transfer agent and registrar for the Company's Common Stock is American Stock Transfer Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis for the Company and Prime Properties, the combined predecessor properties of the Company (collectively, the "Predecessor"). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 have been derived from the historical Financial Statements of the Company and the Predecessor.

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


                                                      SELECTED FINANCIAL DATA
                                           AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND
                                         PRIME PROPERTIES (THE PREDECESSOR TO THE COMPANY)
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THE COMPANY                         PREDECESSOR
                                                    ---------------------------------------------  ------------------------
                                                                                      AUGUST 31    JANUARY 1
                                                       YEAR ENDED  DECEMBER 31,        THROUGH      THROUGH      YEAR ENDED
                                                    -------------------------------  DECEMBER 31,  AUGUST 30,    DECEMBER 31,
                                                      1997       1996       1995         1994         1994         1993
                                                    ---------  ---------  ---------     ---------    --------      --------
OPERATING DATA:
Total revenue......................................   $93,329    $70,194    $53,381       $14,680     $20,434       $20,024
Property operating expenses........................    36,088     27,465     21,574         5,745       9,069         9,016
General and administrative expenses................     6,868      5,225      5,078         1,459         298           164
Property management fees...........................        --         --         --            --       1,109         1,184
Depreciation                                           18,979     13,430      8,894         2,101       3,190         3,271
Amortization of deferred financing fees............     1,393      1,829      2,792           622         333           262
(Income) losses from unconsolidated real estate
  limited partnerships.............................      (405)      (233)       320           162          --            --
Merger related costs...............................       524         --         --            --          --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Income from operations.............................    29,882     22,478     14,723         4,591       6,435         6,127
Interest expense...................................    25,594     17,417      9,487         1,738       5,776         5,748
                                                    ---------  ---------  ---------     ---------    --------      --------
Income before minority interest, gain on sale of
  rental property, loss on sale of investment,
  loss on sale of interest rate cap and
  extraordinary item...............................     4,288      5,061      5,236         2,853         659           379
Income allocated to minority interest (1)..........    (1,237)    (1,883)      (615)         (332)         --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Income before gain on sale of rental property,
  loss on sale of investment, loss on sale
  of interest rate cap and
  extraordinary item...............................     3,051      3,178      4,621         2,521         659           379
Gain on sale of rental property, net of minority
  interest.........................................        --         --        966            --          --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Income before loss on sale of investment, loss on
  sale of interest rate cap and extraordinary
  item.............................................     3,051      3,178      5,587         2,521         659           379
Loss on sale of investment, net of minority
  interest.........................................      (509)        --         --            --          --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Income before loss on sale of interest rate cap
  and extraordinary item...........................     2,542      3,178      5,587         2,521         659           379
Loss on sale of interest rate cap, net of minority
  interest.........................................        --     (2,084)        --            --          --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Income before extraordinary item...................     2,542      1,094      5,587         2,521         659           379
Extraordinary item, net of minority interest.......    (1,384)    (4,653)     4,360          (772)         --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Net income (loss)..................................     1,158     (3,559)     9,947         1,749         659           379
Income allocated to preferred stockholders.........     2,296        851         --            --          --            --
                                                    ---------  ---------  ---------     ---------    --------      --------
Net (loss) income applicable to common
  shareholders.....................................   $(1,138)   $(4,410)    $9,947        $1,749        $659          $379
                                                    =========  =========  =========     =========    ========      ========
Basic Earnings Per Share: (5)
(Loss) income per weighted average share of
  common stock outstanding:
Before extraordinary item..........................     $0.02      $0.03      $0.62         $0.28
Extraordinary item ................................     (0.14)     (0.52)      0.49         (0.09)
                                                    ---------  ---------  ---------     ---------
Net (loss) income..................................    $(0.12)    $(0.49)     $1.11         $0.19
                                                    =========  =========  =========     =========
Weighted average shares of common stock
  outstanding - basic:............................. 9,834,710  8,958,525  8,958,525     8,847,547
Diluted Earnings Per Share: (5)
(Loss) income per weighted average share of
  common stock outstanding:
Before extraordinary item..........................     $0.03      $0.03      $0.62         $0.28
Extraordinary item.................................     (0.14)     (0.52)      0.49         (0.09)
                                                    ---------  ---------  ---------     ---------
Net (loss) income..................................    $(0.11)    $(0.49)     $1.11         $0.19
                                                    =========  =========  =========     =========
Weighted average shares of common stock
  outstanding - dilutive:.......................... 9,935,873  9,012,110  8,958,525     8,847,547

                                                      SELECTED FINANCIAL DATA
                                           AMBASSADOR APARTMENTS, INC. (THE COMPANY) AND
                                         PRIME PROPERTIES (THE PREDECESSOR TO BE COMPANY)
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   The Company                         Predecessor
                                                  --------------------------------------------   ------------------------
                                                                                      August 31   January 1
                                                      Year Ended  December 31,         through     through    Year Ended
                                                  ------------------------------     December 31, August 30,  December 31,
                                                    1997       1996       1995          1994        1994         1993
                                                  --------   --------   --------      --------    --------     ---------
Net cash provided by operating activities......   $ 20,732   $ 19,087   $ 21,592      $  5,245    $  4,935      $  4,807
Net cash used in investing activities..........   $(39,029)  $(79,975)  $(58,530)     $(80,438)   $ (1,731)     $(64,155)
Net cash provided by (used in) financing
     activities................................   $ 18,743   $ 59,620   $39, 784      $ 77,667    $ (2,405)     $ 60,669
SUPPLEMENTAL INFORMATION:
Funds from Operations (2)......................   $ 24,659   $ 20,762   $ 15,672      $  5,093    $  3,849      $  3,650
Per share funds from operations (2) (6)........   $   1.90      $1.85   $   1.57      $   0.51    $   0.39      $   0.37
Distributions/dividends per share..............   $   1.60      $1.60   $   1.20      $  0.538          --            --
Number of apartment units at end of period.....     15,728     14,564     10,636         8,185 (3)   5,090         5,090
Number of  Properties at end of period (3).....         52         49         36            30          21            21
BALANCE SHEET DATA:
Rental property before accumulated depreciation   $551,754   $495,292   $343,869      $235,916    $168,164      $166,433
Net rental property............................   $449,435   $461,952   $323,959      $224,436    $157,689      $159,148
Total assets...................................   $557,176   $514,784   $359,989      $244,511    $187,316      $166,407
Total debt (4).................................   $387,694   $359,329   $229,981      $112,800    $182,300      $163,900
Total equity (deficit).........................   $108,048   $ 90,448   $109,173      $109,962    $ (1,781)      $(2,422)

-------------------

 (1) Reflects allocation of income to minority interests (Limited Partners of the Operating Partnership, Jupiter - I, L.P. and Jupiter - II, L.P.).

 (2) The Company believes that to facilitate a clear understanding of its operating results, Funds from Operations ("FFO") should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income
      (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or (losses) from debt restructuring or sales of property plus (i) real estate depreciation, (ii) amortization of capitalized leasing expenses and tenant allowances or improvements, and (iii) adjustments for unconsolidated partnerships and joint ventures.

 (3) Subsequent to the initial offering, includes unconsolidated property partnerships.

 (4) Subsequent to the initial offering, excludes indebtedness in the aggregate amount of $28,300 of bonds payable by the unconsolidated partnerships.

 (5) The earnings per share amounts prior to 1997 have been reported as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share". No restatement of prior reported amounts was required. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

 (6) The year ended December 31, 1997 assumes 9,834,710 weighted average common shares outstanding, conversion of all weighted average Common Units (904,466), Jupiter - I, L.P. and Jupiter - II, L.P. (1,018,422),
      and conversion of Class A Preferred Stock (1,246,402). The year ended December 31, 1996 assumes 8,958,525 weighted average common shares outstanding, conversion of all weighted average Common Units (963,983), Jupiter - I, L.P. and Jupiter - II, L.P. (910,365), and conversion of weighted average Class A Preferred Stock (420,127).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The following discussion should be read in conjunction with "Selected Financial and Operating Information" and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-K. As of December 31, 1997, the Company owned 52 multifamily residential properties, including interests held in two unconsolidated joint ventures.

     The Company believes that to facilitate a clear understanding of its operating results, Funds from Operations ("FFO") should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Industry analysts generally consider FFO an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or (losses) from debt restructuring or sales of property plus (i) real estate depreciation, (ii) amortization of capitalized leasing expenses and tenant allowances or improvements, and (iii) adjustments for unconsolidated partnerships and joint ventures. All years presented conform to the current NAREIT definition of FFO. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flows as a measure of liquidity or the ability to make distributions.

     Reconciliation of income before minority interest, gain on sale of rental property, loss on sale of investment, loss on sale of interest rate cap, and extraordinary item to FFO is as follows:



                                                                  YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                 1997     1996      1995
                                                               -------- --------  ---------
     Income before minority interest, gain on sale of rental
       property, loss on  sale of investment, loss on sale of
       interest rate cap, and  extraordinary item............   $4,288    $5,061    $5,236
     Real estate depreciation................................   18,864    13,265     8,819
     Adjustment to joint ventures............................      800      1139       547
     Other non-recurring FFO adjustments.....................      707(1)  1,297(2)  1,070(3)
                                                               -------   -------   -------
     Total FFO...............................................  $24,659   $20,762   $15,672
                                                               =======   =======   =======

(1) Represents costs incurred, such as legal, accounting and other expenses relating to the Merger ($524,001) and payments to a former senior executive of the Company in connection with the termination of his employment and associated legal and other costs ($182,709).

(2)  The non-recurring adjustment relates to costs incurred with respect to
     (i) resignation of executive officer ($182,886), (ii) changing the name of the Company ($229,666), (iii) increased interest costs as a result of replacing remarketing agents ($259,678), (iv) cash collateralized letters of credit for Cypress Ridge and Broadmoor until permanent credit enhancement was obtained ($90,544), (v) moving share listing to the New York Stock Exchange ($84,696), (vi) fire/flood damage in excess of experience ($148,387), (vii) final costs pertaining to 1995 purchase of the Company's fixed rate bonds ($71,641), and (viii) closing costs for the preferred stock issuance, formation of Jupiter-I, L.P. and the FNMA credit enhancement facility ($229,548).

(3) Represents cost incurred with respect to the purchase of the Company's fixed rate bonds.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     During 1997, the Company acquired three Properties comprising 1,164 units (the "1997 Acquired Properties"). During 1996, the Company acquired thirteen Properties comprising 3,928 units (the "1996 Acquired Properties"). Thus, the Company's results for the year ended December 31, 1997 include a full twelve months of operations for the 1996 Acquired Properties. However, the Company's results for the year ended December 31, 1996 include only partial operations from these thirteen properties. The 1997 Acquired Properties and the 1996 Acquired Properties are collectively referred to as the "Additional Properties."

     The acquisition of Palencia in March 1997 resulted in the assumption of $13.3 million of tax-exempt bonds. The acquisition of The Crossings of Bellevue and Sun Lake in October 1996 and November 1996, respectively, resulted in the assumption of $24.1 million of tax-exempt bonds.

     Two separate issuances of new tax-exempt bonds totaling $15.1 million and two separate issuances of new taxable bonds totaling $6.3 million (collectively, the "1997 Bonds") occurred during 1997 to partially fund acquisition costs and to provide funds for renovation of the Properties that encumber the respective bond issues. Tax-exempt bonds were issued in March 1997 for $6.0 million for the benefit of the Crossroads property and in April 1997 for $9.1 million for the benefit of the Trails of Ashford property. Taxable bonds were issued in April 1997 for $4.0 million for the benefit of the Sandalwood property and in September for $2.3 million for the benefit of the Shallow Creek property.

     Additionally, the Company's results for the year ended December 31, 1997, include a full twelve months of interest expense for the 1996 Bonds (defined below). The Company's results for the year ended December 31, 1996, include less than a full twelve months of interest expense from these four bonds. The 1997 Bonds and 1996 Bonds are collectively referred to as the "New Bonds."

     On May 1, 1997, the Company sold at par $4.0 million of tax-exempt bonds (the Stonybrook Bonds and approximately $900,000 of the Class B Madera Bonds to TEB II. The Company has an approximately 1% ownership interest in TEB II through G.P. Holdings. The Stonybrook Bonds bear interest at 10% per annum, mature on October 1, 2012, and are collateralized by the Stonybrook property. The Class B Madera Bonds bear interest at 11% per annum, mature on June 1, 2027, and are collateralized by the Madera Point property.

     The acquisition of the Additional Properties, the assumption of tax-exempt bonds associated with the purchase of the Additional Properties, the issuance of the New Bonds, and the sale of the Stonybrook Bonds, the Class A Madera Bonds and the Class B Madera Bonds (collectively, the "Madera Bonds") included in the consolidated financial statements accounted for the significant changes in operating results for the twelve-month period ended December 31, 1997, compared to the same period in 1996.

     For the twelve-month period ended December 31, 1997, income before minority interest, gain on sale of rental property, loss on sale of investment, loss on sale of interest rate cap, and extraordinary item decreased by approximately $773,000, or 15.3%, to $4.3 million for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. This decrease was primarily due to increases in total expenses, partially offset by increases in total revenues. These items are discussed in greater detail below.

     Total revenues increased by $23.1 million, or 33.0%, to $93.3 million, for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. Of this increase, approximately $20.7 million is attributable to the acquisition of the Additional Properties.

     Total expenses (exclusive of depreciation, amortization of deferred financing fees, and interest expense) increased $10.4 million, or 29.0%, to $46.1 million for the twelve months ended December 31, 1997, when compared to the same period in 1996. Property operating expenses increased $6.4 million, of which approximately $5.8 million is due to the acquisition of the Additional Properties. Real estate taxes increased $1.7 million, which is primarily attributable to the purchase of the Additional Properties. General and administrative expenses increased $1.6 million. This increase was due primarily to increased administrative costs incurred in connection with the Company increasing the size of its portfolio late 1996 and in 1997, increased expenses in training employees to reduce turnover, and in marketing costs to increase resident renewals. Additionally, the Company incurred in 1997 approximately $524,000 of costs associated with the proposed Merger. These increases in expenses were partially offset by a decrease in financing fees and an increase in income from unconsolidated real estate limited partnerships. Financing fees decreased $247,000, primarily as a result of the Company replacing its credit enhancement on approximately $186.5 million of variable rate, tax-exempt bonds with the FNMA Facility. Income from unconsolidated real estate limited partnerships increased $172,000, primarily as a result of the Company's investment in G.P. Holdings.

     Depreciation and amortization increased $5.1 million, or 33.5%, to $20.4 million for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. This increase is primarily related to an increase in depreciable assets associated with the purchase of the Additional Properties. The increase in depreciation is partially offset by lower amortization charges as a result of a longer amortization period for those costs incurred in connection with the FNMA

Facility and lower deferred financing fees resulting from the write-off of approximately $5.8 million of deferred financing costs in the fourth quarter of 1996. The Company incurred approximately $4.5 million of deferred financing costs as a result of the FNMA Facility transaction. These costs are being amortized over the term of the FNMA Facility (25 years) compared to an average term of seven years for those credit enhancement transaction costs written off in the fourth quarter of 1996.

     Interest expense increased $8.4 million, or 59.6%, to $22.6 million for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. This increase is primarily attributable to costs associated with the bonds assumed by the Company in connection with the acquisition of the Additional Properties ($4.1 million); the issuance of the New Bonds ($1.5 million); two conventional long-term secured financings with Nomura Asset Capital Corporation for $16.1 million and $21.5 million entered into in March 1996 and March 1997, respectively ($1.8 million); the December 1996 remarketing of $7.2 million of Class A Madera Bonds, the sale of the Stonybrook Bonds and the Class B Madera Bonds ($726,000); and an increase of swap interest expense ($691,000). The increases are partially offset by a $806,000 reduction in interest expense associated with the Company's secured line of credit, due to lower average balances and lower interest rates in 1997 compared to 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     In connection with the 1996 acquisitions of Madera Point, Stonybrook and the Florida Properties, the Company acquired $8.1 million, $4.1 million and $39.0 million in face amount, respectively, of tax-exempt bonds. The acquisition of the Crossings of Bellevue and Sun Lake resulted in the assumption of $8.6 million and $15.5 million, respectively, of variable rate tax-exempt bonds.

     Four separate issuances of new tax-exempt bonds (the "1996 Bonds") totaling $27.2 million occurred during 1996 to partially fund acquisition costs and to provide funds for renovation of the Properties that are encumbered by respective bond issues. $4.3 million in bonds were issued in April 1996 with respect to Cypress Ridge, $6.0 million were issued in May 1996 with respect to Broadmoor, and $14.6 million and $2.3 million were issued in November 1996 with respect to The Mills and Shallow Creek, respectively. Additionally, in December 1996 the Company sold $7.2 million of Class A Madera Bonds.

     The acquisition of the 1996 Acquired Properties, the corresponding assumption of variable rate tax-exempt bonds and the issuance of additional variable rate tax-exempt bonds resulted in significant changes in operating results for the twelve month period ended December 31, 1996 compared to the same period in 1995.

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

     Total expenses exclusive of depreciation, amortization of deferred financing fees and interest expense increased $8.2 million, or 29.7%, to $35.7 million for the twelve month period ended December 31, 1996 when compared with the same period in 1995. Property operating expenses increased $3.4 million primarily due to the acquisition of the 1996 Acquired Properties.
Approximately $600,000 of the $1.1 million increase in real estate taxes related to the 1996 Acquired Properties, and the remaining $500,000 increase in real estate taxes related to properties acquired prior to 1996. General and administrative expenses increased $1.6 million, also reflective of the 1996 Acquired Properties. Financing fees increased $1.8 million for the twelve month period ended December 31, 1996, when compared to the same period in 1995 reflecting the full year impact of fees associated with certain credit enhancement agreements which were entered into during September 1995. These credit enhancement agreements were canceled and replaced in December 1996 as a result of the Company entering into the FNMA Facility.

     Depreciation increased $4.5 million, or 50.6%, to $13.4 million for the twelve month period ended December 31, 1996 when compared with the same period in 1995. This increase is primarily related to an increase in depreciable assets associated with the acquisition of the 1996 Acquired Properties and a full year's depreciation of the Properties acquired in 1995.

     Interest expense increased $5.2 million, or 58.4%, to $14.1 million for the twelve month period ended December 31, 1996 when compared to the same period in 1995. This increase includes approximately $2.2 million in interest expense associated with the 1996 Acquired Properties and approximately $239,000 in interest expense in connection with the 1996 Bonds. Approximately $1.3 million of the increase reflects a full year of interest paid with respect to the financing of the acquisition of the properties acquired in 1995. Furthermore, the Company paid an additional $550,000 of interest on the revolving loan agreements in 1996 compared to 1995, due to higher average balances on the NACC Revolving Loan in 1996 compared to 1995.

     Amortization of deferred financing fees declined by $1.0 million, or 35.7%, to $1.8 million primarily as a result of a write-off of deferred financing fees related to the credit enhancement agreements which were replaced by the FNMA Facility and deferred financing fees associated with the Company's Secured Line of Credit were fully amortized as of June 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

Shelf Registration

     In June 1997, the Company registered 2.5 million shares of Common Stock of which 1.3 million registered Common Shares were sold on June 30, 1997 at prices between $22.375 and $22.625. The Company received gross proceeds of approximately $29.3 million and net proceeds of approximately $28.8 million in connection therewith. The Company used $20.7 million of the net proceeds received from this offering to acquire the Cedar Creek and Park Colony apartments, $3.1 million to repay funds borrowed under the CLNY Unsecured Line of Credit and the remainder was used to repay additional principal outstanding under the NACC Revolving Loan.

TEB II

     On May 1, 1997, the Company sold at par the Stonybrook Bonds and the Class B Madera Bonds to TEB II. The Company has an approximately 1% ownership interest in TEB II through G.P. Holdings. The interest rate on the $4.0 million of fixed rate tax-exempt Stonybrook Bonds is 10% per annum. The Stonybrook Bonds are collateralized by the Stonybrook property and mature on October 1, 2012. The interest rate on approximately $900,000 of Class B Madera Bonds is fixed at 11% per annum. The Class B Madera Bonds are collateralized by the Madera Point property and mature on June 1, 2027.

     Concurrent with its purchase of the bonds, TEB II sold a $4.9 million Class A Receipt of beneficial interest in TEB II at a fixed rate of 9.5% per annum, payable monthly, through 2007. G.P. Holdings holds an approximately $14,500 Class G Receipt, which is entitled to a distribution in an amount equal to the excess of interest earned by TEB II from its ownership of the Class B Madera Bonds and the Stonybrook Bonds over the distributions paid to the Class A Receipt holders. Under the terms of certain agreements between members of G.P. Holdings, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings. During 1997, G.P. Holdings received distributions of approximately $5,000 with respect to the Class G Receipts.

FLORIDA REFINANCING

     On October 27, 1997, the Housing Finance Authority of Palm Beach County, Florida and The Housing Finance Authority of Volusia County, Florida issued $16.1 million and $17.9 million, respectively, of Florida Bonds for the benefit of Haverhill Commons, Village Crossing, Arbors and Ocean Oaks properties. The Florida Bonds are rated AA+/A-1+ and bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Florida Bonds mature on October 1, 2027. The Florida Bonds are credit enhanced by four separate letters of credit aggregating $34.5 million from CLNY and a corresponding confirming letter of credit issued by Republic Bank of New York. Under the terms of the CLNY letter of credit agreement, CLNY was paid an origination fee of $345,030 and is also entitled to a letter of credit fee of 1.5% per annum of the stated amount of the letters of credit payable monthly in arrears. An additional fee of 0.25% per annum of the stated amount of the letter of credit is due to CLNY as long as a confirming letter of credit remains in place. The CLNY letters of credit expire not later than October 27, 2002.

     Concurrently with the issuance of the Florida Bonds, the Company redeemed $38.7 million of the Prior Florida Bonds owned by TEB, in which an unconsolidated subsidiary of the Company held an approximate $2.0 million of original principal balance Class G certificate. In addition to the Class G certificate, TEB also sold $27.0 million of original principal balance in Class A certificates and $10.0 million of original principal balance in Class B certificates. During the quarter ended September 30, 1997, the trust certificates were subject to a $300,000 partial redemption, thereby leaving an aggregate outstanding balance of $38.7 million in trust certificates. On December 1, 1997, the Company redeemed the Class G certificates in TEB and reimbursed the credit enhancer for the Class A certificates on its direct pay letter of credit with respect to the Class A certificates. In addition, the Class B certificate holders put their certificates to the Company at a price equal to their par value plus a $555,687 premium. A representative of the Class B certificate holders executed a release of the Company and its affiliates in connection with the transaction.


RECENTLY ISSUED TAX-EXEMPT BONDS

     Nine properties received new bond financings or refinancings totaling approximately $64.0 million during 1997. See "Properties - Mortgage and Bond Financing - Bonds Issued in 1997" for additional information.



                                                                  (In 000's)   Credit
Date of Issue            Issuer*                  Property          Amount    Enhancer
--------------  --------------------------  ------------------    ----------  --------
March 6, 1997   IDA of the City of Phoenix  Crossroads             $   6,000    FNMA
April 17, 1997  IDB of the Metropolitan     Crossings of               8,540    FNMA
                Government of Nashville     Bellevue
                and Davidson County
April 25, 1997  Harris County HFC           Sandalwood                 4,000    FNMA
April 25, 1997  Harris County HFC           Trails of Ashford          9,050    FNMA
Sept. 18, 1997  Bexar County HFC            Shallow Creek              2,300    FNMA
Oct. 27, 1997   HFA of Palm Beach County    Haverhill Commons          9,100    CLNY
Oct. 27, 1997   HFA of Palm Beach County    Village Crossings          7,000    CLNY
Oct. 27, 1997   HFA of Palm Beach County    Arbors                     7,605    CLNY
Oct. 27, 1997   HFA of Palm Beach County    Ocean Oaks                10,295    CLNY

* HFC denotes Housing Finance Corporation
  IDA denotes Industrial Development Authority
  IDB denotes Industrial Development Board
  HFA denotes Housing Finance Authority

SCHEDULED DEBT MATURITIES

     The Company is required to make an annual sinking fund payment on the bonds collateralized by The Falls of Bells Ferry property. At December 31, 1997, the Company had pledged $2.7 million as collateral for this obligation, a portion of which be released in each of the next four years as sinking fund payments become due. There are no other balloon maturities of the Company's tax-exempt or taxable bond issues over the next five years.

     At December 31, 1997, the Company makes monthly principal reduction payments or principal reserve payments of $326,000 on approximately $216.4 million, or 69.1%, of its bonds payable.

REVOLVING CREDIT AGREEMENTS

     On May 28, 1997, the Company entered into the CLNY Unsecured Line of Credit at the prime rate plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid advances, together with any accrued or unpaid interest thereon, are due and payable 120 days following the date of any advance under the CLNY Unsecured Line of Credit. The CLNY Unsecured Line of Credit previously had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the CLNY Unsecured Line of Credit to extend the maturity date to May 23, 1998. At December 31, 1997 and March 17, 1998, the outstanding balance under the CLNY Unsecured Line of Credit is approximately $2.0 million and $3.5 million, respectively. Pursuant to the terms of the CLNY Unsecured Line of Credit agreements, the Company is subject to certain financial covenants, including a 2.0 to 1.0 consolidated interest coverage ratio, as defined, and a consolidated EBITDA to debt service ratio of
1.75 to 1.0, as defined. The interest coverage ratio was waived for the quarter ended December 31, 1997, with the provision that it exceed 1.90 to 1.0. On January 30, 1998, the CLNY Unsecured Line of Credit was further amended as described in "Recent Developments".

     On June 22, 1997, the Company entered into the NACC Revolving Loan. The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75.0 million subject to the amount of collateral pledged by the Company. As of December 31, 1997, six properties were pledged as collateral under the NACC Revolving Loan, and approximately $35.3 million was outstanding. As of December 31, 1997, the six properties pledged as collateral would have permitted approximately$2.6 million of additional borrowings under the NACC Revolving Loan. The NACC Revolving Loan originally had a maturity date of December 31, 1997; however, on September 30, 1997, the Company amended the NACC Revolving Loan to extend the maturity date to December 31, 1998. Pursuant to the terms of the NACC Revolving Loan agreements, the

Company is subject to certain financial covenants including a 1.40 to 1.0 debt service coverage ratio, as defined.

DERIVATIVES

     As of December 31, 1997, the Company has hedged against fluctuations in interest rates on all of the Company's $233.9 million of its variable rate bonds. On December 9, 1996, the Company entered into a swap transaction with CLNY in which the Company pays a fixed rate of 4.636% on a notional amount of $186.5 million (including $16.5 million of debt related to the Williamsburg bonds issued to an unconsolidated joint venture of the Company). Under the CLNY swaps, the Company receives (in three swaps of $119.8 million, $50.2 million and $16.5 million notional amount) a floating rate based upon the PSA Municipal Swap Index. These swap agreements mature on December 9, 2003.

     On October 3, 1996, the Company entered into a swap transaction with Goldman Sachs to hedge against fluctuations in the variable interest rate on the Class A Receipts previously owned by TEB, which have been redeemed. Under this swap transaction, the Company pays a fixed rate of 6.84% on a notional amount of $26.5 million (which due to the relationship between the LIBOR rate and the J.J. Kenny Index, hedges approximates $36.6 million of variable rate bonds) and receives a floating rate equal to 90 day LIBOR. Management believes that there is a reasonable correlation between changes in the LIBOR rate (on which the fixed rate the Company pays was based) and the J.J. Kenny Index (an index of AA rated variable rate tax exempt bonds). This swap agreement matures on October 3, 2003.

     The Company is obligated under the terms of the Goldman Sachs swap agreement to deposit with Goldman Sachs as collateral the net market related amount (i.e. market value) of the Company's position, less $500,000, but only if the net market related amount for such position exceeds $500,000. The collateral may consist of the following types of securities: U.S. Government Securities, GNMA, FNMA, FHLMC notes; GNMA, FNMA, or FHLMC mortgage backed securities, including single and multi-class pass-through certificates and active tranches of collateralized mortgage obligations but excluding REMIC's "interest-only", "principal-only", and "residual" interests; or such other uncertified securities as the parties may mutually agree upon. In lieu of collateral, the Company may deliver to Goldman Sachs one or more letters of credit from a list of financial institutions to be provided by Goldman Sachs upon request.

     In order to hedge against variations in the relationship between LIBOR and the Kenny Index the Company entered into two three-year swaps on March 14, 1996 with NCSI in which the Company pays a floating rate equal to 72.5% of 90 day LIBOR and receives a floating rate equal to the J.J. Kenny Index on a notional amount of $130 million ($55 million and $75 million notional amount for each swap agreement) (the "Basis Risk Swap"). On November 26, 1996, this swap was assigned from NCSI to Salomon Brothers Holding Company. The Basis Risk Swap matures on February 26, 1999. As a result of the cancellation of certain swaps in December 1996, the notional of $103.3 million of the Basis Risk Swap no longer provides the Company a hedge against interest rate risk and has, therefore, been recorded at its fair value. The fair value of the $103.3 million notional amount was approximately $588,000 and $798,000 at December 31, 1997 and 1996, respectively, and is included in other liabilities in the consolidated balance sheets. In 1997, a fair value adjustment of approximately $140,000 was recorded in general and administrative expenses in the consolidated statements of operations.

     The Company is obligated under the terms of each of the two separate swap agreements that compose the Basis Risk Swap to deliver collateral to Salomon equal to the net market related amount (i.e. market value) of the Company's position, less $250,000, for each swap, but only if, in each case, the current calculated net market related amount for such position exceeds $250,000. This collateral may be in the form of cash and/or U.S. Government securities. At December 31, 1997 and 1996, respectively, the Company had approximately $1.5 million and $4.2 million posted as collateral with respect to the Basic Risk Swap.

     The excess in notional amount of swaps ($2.6 million LIBOR and $103.5 million in Basis Risk Swap) is currently unallocated and may be used to hedge against variable interest rate risk on future bond indebtedness.

     Effective March 3, 1997, the Company entered into a swap transaction with CLNY in order to hedge itself against interest rate fluctuations with respect to the Crossroads Bonds. Pursuant to the terms of the swap agreement, the Company pays a fixed rate of 4.85% per annum on a notional amount of $6.0 million and receives a variable rate based on the PSA Municipal Index. The swap agreement terminates on March 3, 2004.

     Effective April 17, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $756,370 to protect against interest rate fluctuations with respect to the Bellevue Bonds and the Ashford Bonds. Pursuant to the terms of such interest rate cap agreement, the interest rate is limited to 4.95% per annum on a notional amount of $17.6 million. The interest rate cap agreement terminates on April 17, 2004.

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

     For each of the four swap agreements entered into between the Company and CLNY, the Company entered into a separate ISDA Credit Support Agreement. Under each ISDA Credit Support Agreement, the Company is obligated to provide collateral to CLNY based on the computed market value (negative value) to the Company of each swap to the extent that the computed market value of such swap equals or exceeds of $100,000. Under each agreement, if the $100,000 threshold is met or exceeded, the Company is required to provide collateral to CLNY for an amount equal to the computed market value of the applicable agreement. Cash and treasury bills are acceptable collateral, at 100% of the amount required. If other securities are posted, an amount in excess of 100% of the required amount must be posted.

     The Company estimates that for every .25% decrease in the LIBOR interest rate yield curve, it will be required to post approximately$2.0 million of additional collateral to the swap providers. The Company anticipates meeting any future collateral calls by borrowing under its NACC Revolving Loan and utilizing cash flows from operations.

     As of December 31, 1997, and March 17, 1998, the Company had successfully hedged all of its variable rate bond financing through interest rate protection agreements. The Company has adopted a policy regarding the hedging of total variable rate debt. This policy provides that at no time will the Company have more than 30% of its variable rate debt is not hedged by an interest rate cap, swap or other interest rate protection agreement. In addition, the Company will maintain a 1.3 times debt service coverage ratio based upon (a) hedged debt at the applicable interest rate cap and swap strike prices and (b) unhedged debt at a rate of 10% per annum. This policy may be changed from time to time by the Board of Directors in its discretion. As of December 31, 1997, and March 17, 1998, the Company had $37.3 million and $35.1 million, respectively, in variable rate debt that was not hedged by any interest rate protection and was in compliance with the foregoing policies. With respect to all variable rate debt outstanding as of December 31, 1997, an increase in short-term rates of 1% would decrease net income by approximately $535,000 based on outstanding variable rate debt balances at December 31, 1997 (after taking into consideration the effect of the interest rate protection agreement and swap transaction).

Short-term Liquidity Needs

     The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities. Management believes that the Properties have been properly maintained on a current and regular basis, and therefore does not anticipate any extraordinary capital expenditures over the next twelve months. Management believes that cash flows from operating activities and the Company's lines of credit will be sufficient to meet the Company's working capital requirements, including projected capital expenditures (and any increases in interest expense on the Company's variable rate debt).

Long-term Liquidity Needs

     The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, future property acquisitions and capital improvements, by a combination of long-term collateralized or uncollateralized borrowings, issuance of equity securities, and cash flow reserves from operating activities.

     A portion of the renovation costs to upgrade certain properties has been obtained through the issuance of variable rate bonds. As a result of these bonds issuances, the Company has remaining funds of approximately $250,000 at December 31, 1997 which the Company is required to spend on rehabilitating these certain properties. This amount will be released to the Company as actual costs are incurred, subject to the maintenance of certain covenants relating to the specific properties.

Impact of the Year 2000

     In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations. The Company cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996

     Cash and cash equivalents increased $446,000 to $4.4 million at December 31, 1997 as compared to December 31, 1996. This increase is primarily attributable to an increase in net cash provided by operating activities and a decrease in net cash used in investing activities, partially offset by a decrease in net cash provided by financing activities.

     Net cash provided by operating activities increased $1.6 million to $20.7 million for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. The primary reason for this increase was an increase in operating cash flow as a result of the purchase of the Additional Properties as more fully described in Results of Operations.

     Net cash used in investing activities decreased $40.9 million to $39.0 million for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. This decrease was primarily caused by a reduction in the number of units acquired during the twelve-month period ended December 31, 1997 (1,164 units) when compared to the same period in 1996 (3,928 units). This decrease was partially offset by an increase in improvements to rental properties during 1997.

     Net cash provided by financing activities decreased $40.9 million to $18.7 million for the twelve-month period ended December 31, 1997, when compared to the same period in 1996. This decrease is primarily attributable to a decrease in proceeds from equity transactions, a decrease in proceeds received from the Company's short-term borrowings, and an increase in the repayment of bonds payable. These decreases were partially offset by an increase in proceeds received from new bond issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 and are incorporated herein by reference.

QUARTERLY FINANCIAL DATA

     The following unaudited quarterly data has been prepared on the basis of a December 31 year end:


                                                                   1997
                                                -------------------------------------------
                                                  First     Second      Third       Fourth
                                                 Quarter    Quarter    Quarter     Quarter
                                               ---------  ---------  ----------  ----------
Total revenues................................ $  21,781  $  22,705  $   24,259  $   24,584
                                               =========  =========  ==========  ==========
Net operating income (a)...................... $  13,725  $  14,058  $   14,513  $   14,945
                                               =========  =========  ==========  ==========
Funds from Operations (b)..................... $   6,332  $   6,118  $    6,055  $    6,154
                                               =========  =========  ==========  ==========
Income before minority interest, loss
  on sale of investment and
  extraordinary item.......................... $   1,777  $   1,344  $      757  $      410
Income allocated to minority interest.........      (396)      (347)       (261)       (233)
Loss on sale of investment, net of
  minority interest...........................        --         --          --        (509)
                                               ---------  ---------  ----------  ----------
Income (loss) before extraordinary item.......     1,381        997         496        (332)
Extraordinary item net of minority interest...        --       (900)         --        (484)
                                               ---------  ---------  ----------  ----------
Net income (loss).............................     1,381         97         496        (816)
Income allocated to preferred shareholders....      (568)      (567)       (576)       (585)
                                               ---------  ---------  ----------  ----------
Net income (loss) allocated to common
  shareholders................................ $     813  $    (470) $      (80) $   (1,401)
                                               =========  =========  ==========  ==========
Basic and Diluted Earnings per Share:

Earnings per share of Common Stock before
  extraordinary item.......................... $    0.09  $    0.05  $    (0.01) $    (0.09)
                                               =========  =========  ==========  ==========

Earnings per share of Common Stock............ $    0.09  $   (0.05) $    (0.01) $    (0.13)
                                               =========  =========  ==========  ==========

                                                                   1996
                                                -------------------------------------------
                                                 First     Second      Third       Fourth
                                                Quarter    Quarter    Quarter     Quarter
                                               ---------  ---------  ----------  ----------
Total revenues................................ $  15,625  $  16,235  $   17,483  $   20,851
                                               =========  =========  ==========  ==========
Net operating income (a)...................... $   8,428  $   8,993  $    9,293  $   10,790
                                               =========  =========  ==========  ==========
Funds from Operations (b)..................... $   4,315  $   4,344  $    4,634  $    5,019
                                               =========  =========  ==========  ==========
Income (loss) before minority interest, loss
  on sale of interest rate cap and
  extraordinary item.......................... $   1,355  $   1,280  $    1,638  $      788
Income allocated to minority interest.........      (195)      (282)       (555)       (851)
Loss on sale of interest rate cap, net of
  minority interest...........................    (2,084)        --          --          --
                                               ---------  ---------  ----------  ----------
(Loss) income before extraordinary item.......      (924)       998       1,083         (63)
Extraordinary item (net of Minority Interest).        --         --          --      (4,653)
                                               ---------  ---------  ----------  ----------
Net (loss) income.............................      (924)       998       1,083      (4,716)
Income allocated to preferred shareholders....        --         --        (283)       (568)
                                               ---------  ---------  ----------  ----------
Net (loss) income allocated to common
  shareholders................................ $    (924) $     998  $      800  $   (5,284)
                                               =========  =========  ==========  ==========
Basic and Diluted Earnings per Share:

Earnings per share of Common Stock before
  extraordinary item.......................... $   (0.10) $    0.11  $     0.09  $   (0.07)
                                               =========  =========  ==========  ==========

Earnings per share of Common Stock............ $   (0.10) $    0.11  $     0.09  $   (0.59)
                                               =========  =========  ==========  ==========

(a) Net operating income is defined as total revenues less property operating, real estate tax expense, advertising and marketing, repairs and maintenance and bad debt expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization, financing fees, losses from unconsolidated real estate limited partnerships and interest expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

(b)  See Note (2) to Selected Financial data.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The Board of Directors currently consists of eight members who are divided into three classes generally serving staggered three-year terms. One class consists of two directors whose current term expires in 1998, one class consists of three directors whose term expires in 1999 and one class consists of three directors whose term expires in 2000.

     The information below sets forth, as of March 17, 1998, for each director of the Company such director's name, business experience during the past five years, other directorships held, age, the year first elected a director of the Company and the year such director's term expires.



                                  Year First Elected
  Name of Director        Age          a Director        Term Expires
--------------------     -----     ------------------    ------------
Norman R. Bobins         55               1994              2000
Debra A. Cafaro          40               1997              1998
David M. Glickman        46               1994              1999
David B. Heller          65               1994              1999
Matthew W. Kaplan        34               1996              2000
Richard F. Levy          67               1994              1999
Jane R. Patterson        39               1994              1998
Michael W. Reschke       42               1994              2000

NORMAN R. BOBINS. Director of the Company since August 1994. Mr. Bobins is President and Chief Executive Officer of LaSalle National Bank and LaSalle National Corporation, a subsidiary of ABN AMRO Bank N.V. From 1981 to 1990, Mr. Bobins held various senior positions at The Exchange National Bank, prior to it being acquired by LaSalle National Corporation. He is on the boards of the Federal Reserve Advisory Council, the Federal Home Loan Bank of Chicago, the Chicago Public Schools, the Chicago Teachers' Pension Fund and the University of Chicago Hospitals.

DEBRA A. CAFARO. Director and President of the Company since April 1997. Ms. Cafaro was an initial member of the Chicago law firm of Barack Ferrazzano Kirschbaum Perlman and Nagelberg, becoming a partner in 1987, where her areas of concentration were finance (including tax-exempt debt) and real estate. Ms. Cafaro is admitted to the Bar in Illinois and Pennsylvania. She is a member of the National Multihousing Council, the National Association of Real Estate Investment Trusts and both the American and Chicago Bar Associations.

DAVID M. GLICKMAN. Chief Executive Officer of the Company since August 1994 and Chairman of the Board since March 1995. From May 1992 to August 1994, Mr. Glickman served as Executive Vice President of The Prime Group, Inc. and was a member of The Prime Group, Inc. 's Executive Committee. For more than 20 years prior to joining The Prime Group, Inc., Mr. Glickman was employed by Heitman Financial, Ltd., and from 1983 to 1992 served as President and a director of Heitman Advisory Corporation, a registered investment advisor specializing in real estate asset management on behalf of tax-exempt and other institutional investors. Mr. Glickman is a member of the National Association of Real Estate Investment Trusts, and a former Director of the Pension Real Estate Association and the National MultiHousing Council.

DAVID B. HELLER. Director of the Company since August 1994. Mr. Heller has served as President and as a director of Advisory Research, Inc., an investment advisory firm, since 1973. Mr. Heller is a director of Lands' End, Inc. and was a Governor of the Midwest Stock Exchange and the Chicago Board of Options Exchange and a member of the Central Market Advisory Committee to the Securities and Exchange Commission.

MATTHEW W. KAPLAN. Director of the Company since August 1996. Mr. Kaplan is Managing Director of Rothschild Realty, Inc. ("Rothschild Realty") where he is responsible for its securities investment activities. Mr. Kaplan is also a manager of Rothschild Realty Investors II L.L.C., the sole managing member of Five Arrows Realty Securities L.L.C. From 1990 to 1992, Mr. Kaplan served in the Corporate Finance Department of Rothschild Realty's affiliate Rothschild, Inc. From 1988 until 1990, Mr. Kaplan was a management consultant with Touche Ross & Co.

RICHARD F. LEVY. Director of the Company since August 1994. Mr. Levy's professional corporation has been a partner in the law firm of Altheimer & Gray, Chicago, Illinois, since May 1996. Until that time, his professional corporation was a partner in the law firm of Kirkland & Ellis, Chicago, Illinois. Mr. Levy is a director of Amalgamated Investments Company, the parent of Amalgamated Bank of Chicago.

JANE R. PATTERSON. Director of the Company since August 1994. Ms. Patterson has been Executive Director of the Illinois State Board of Investment since 1991. Ms. Patterson was Director of Corporate Finance and Director of Investments of Sara Lee Corporation during 1991 and from 1988, until 1991, respectively. From 1987 to 1988, Ms. Patterson was Director of Pensions and Investments at CBS Records, Inc. and from 1985 to 1987 was Manager of Investment Administration and then Director of Equity Planning at CBS, Inc.

MICHAEL W. RESCHKE. Director of the Company since August 1994 and the Chairman of the Board of Directors of the Company from August 1994 to March 1995. Mr. Reschke founded The Prime Group, Inc. ("Prime Group") in 1981 and, since that time, has served as its Chairman of the Board and Chief Executive Officer. Mr. Reschke also is the Chairman of Prime Group's Executive Committee and is Chairman of the Boards of Prime Retail, Inc., a real estate investment trust that develops and owns factory outlet malls; Prime Group Realty Trust, an office and industrial real estate investment trust; and Brookdale Senior Living Communities, Inc., a senior and assisted living facilities corporation. Mr. Reschke is a licensed attorney in the State of Illinois and is a Certified Public Accountant.

     The Company's Articles of Incorporation provide that so long as Five Arrows Realty Securities L.L.C. ("Five Arrows") or an affiliate or successor is the holder of at least 675,675 shares of Class A Preferred Stock or an amount of Class A Preferred Stock which if converted into Common Stock would exceed 5% of the Common Stock on a fully diluted basis, the holders of the Class A Preferred Stock shall have the special right, voting separately as a single class, to elect one director or two directors if certain dividend or earnings levels are not met. As of the March 17, 1998, Five Arrows owned more than 675,675 shares of Class A Preferred Stock and such dividend and earnings levels had been satisfied through December 31, 1997, and thus the holders of the Class A Preferred Stock are entitled, voting separately as a single class, to elect one Class A Director. The remainder of the directors are to be elected holders of the Common Stock and the Class A Preferred voting together as a single class. Mr. Kaplan currently serves as the Class A Director.

BOARD COMMITTEES

     In accordance with the By-Laws of the Company, the Board of Directors has established an Executive Committee, an Audit Committee, a Compensation and Benefits Committee, a Nominating Committee and a Plan Committee. No member of these committees, other than the Executive Committee, is an employee of the Company.

     The Executive Committee is currently composed of Messrs. Glickman, Heller and Kaplan. The function of the Executive Committee is to exercise all the powers and authority of the Board. However, no action may be taken by the Executive Committee unless it unanimously certifies, concurrently with the taking of such action, that in its opinion an emergency exists that makes it impossible or impractical to submit to the entire Board the issue requiring such action. The Executive Committee did not meet in 1997.

     The Audit Committee is currently composed of Ms. Patterson, Mr. Kaplan and Mr. Reschke. The functions of the Audit Committee are to recommend to the Board of Independent public accountants to be engaged by the Company; to review with the independent public accountants the plans and results of the audit engagement; to approve professional services provided by the independent public accountants and review their independence; and to consider the range of audit and non-audit fees and review any recommendations made by the Company's auditors regarding the Company's accounting methods and the adequacy of its systems of internal control. No member of the Audit Committee is an employee of the Company. The Audit Committee met once in 1997.

     The Compensation and Benefits Committee is currently composed of Messrs. Bobins, Kaplan and Levy. The functions of the Compensation and Benefits Committee are to make recommendations to the Board with respect to compensation of executive officers of the Company, to administer the Company's bonus plans and to make recommendations to the Board with respect to the Company's compensation policies. No member of the Compensation and Benefits Committee is an employee of the Company. The Compensation and Benefits Committee met twice in 1997.

     The nominating committee is currently composed of Messrs. Heller, Kaplan, Reschke and Ms. Patterson. The function of the Nominating Committee is to nominate persons for election to the Board. The Nominating Committee will consider nominees recommended by stockholders. No member of the Nominating Committee is an employee of the Company. The Nominating Committee met once in 1997.

     The plan committee is currently composed of Ms. Patterson, Mr. Bobins and Mr. Kaplan. The function of the Plan Committee is to administer the Company's stock incentive plans. No member of the Plan Committee is an employee of the Company. The Plan Committee did not meet in 1997.

EXECUTIVE OFFICERS

     The information below sets forth, as of December 31, 1997, for each executive officer of the Company such officer's name, business experience during the past five years, age and year first elected an executive officer.



                                                           Year First Elected
Name of Executive Officer          Position           Age  an Officer
-------------------------  -------------------------  ---  ------------------
David M. Glickman          Chairman of the Board and   46         1994
                           Chief Executive Officer
Debra A. Cafaro            Director and President      40         1997
                           of the Company
Thomas J. Coorsh           Senior Vice President,      48         1996
                           Interim Chief Financial
                           Officer, Secretary

     Information regarding Mr. Glickman and Ms. Cafaro is set forth under "Board of Directors" above.

THOMAS J. COORSH. Senior Vice President since June 1996, Secretary of the Company since December 1996 and Interim Chief Financial Officer since August 1997. From November 1993 until joining the Company in June of 1996, Mr. Coorsh was the Chief Financial Officer for the Brauvin Real Estate Funds, a Chicago based syndicator of real estate limited partnerships. From March 1992 until November 1993, Mr. Coorsh was self-employed as a business consultant. From 1990 to 1992 Mr. Coorsh was the Senior Vice President of Finance and Chief Accounting Officer for Lexington Homes, then Illinois' largest home builder. Mr. Coorsh is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and The New York Stock Exchange, as required. These persons are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the year ended December 31, 1997, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEMS 11. EXECUTIVE COMPENSATION

OVERVIEW

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information with respect to the cash compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995, to Mr. Glickman, the Company's Chief Executive Officer, and the Company's other executive officers (the "Named Executives").



                                           SUMMARY COMPENSATION TABLE
                                     Annual Compensation           Long-Term Compensation Awards
                                -----------------------------      -----------------------------
                                                                   Restricted                                All Other
                                                  Other Annual       Stock        Securities          LTIP     Compen-
        Name and                Salary    Bonus   Compensa-          Awards       Underlying        Payouts    sation
   Principal Position     Year    ($)      ($)    tion ($)(2)         ($)       Options/SARs (#)      ($)       ($)
-----------------------  -----  -------   -----   -----------      ----------   ----------------    -------   ---------
David M. Glickman (1)     1997  250,000  200,000      --              --                  --          --            --
Chief Executive Officer   1996  200,000  150,000      --              --            80,000/0          --            --
                          1995  200,000       --      --              --                  --          --            --


Debra A. Cafaro,          1997  160,096       --      --              --            47,010/0          --       325,000
President (1) (3)         1996       --       --      --              --                  --          --            --
                          1995       --       --      --              --                  --          --            --

Thomas J. Coorsh (1) (4)  1997  142,692   30,000      --              --                  --                        --
Senior Vice President,    1996   65,000       --      --              --            25,000/0          --            --
Interim Chief Financial   1995       --       --      --              --                  --          --            --
Officer, Secretary

Adam D. Peterson  (5)     1997  115,385  100,000        --         --           --       --    136,538
Executive Vice            1996  140,000   50,000        --         --     45,000/0       --         --
President, Chief          1995  118,000       --        --         --           --       --         --
Financial Officer

 (1) Effective as of January 1, 1998, the 1998 annual salaries of Mr. Glickman Ms. Cafaro and Mr. Coorsh were increased to $275,000, $247,500 and $154,000 per year, respectively. See "Employment Agreements."

 (2) Excludes perquisites and other personal benefits, securities or property; the aggregate amount of such compensation received by any Named Executive did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer.

 (3) Ms. Cafaro joined the Company as President effective April 7, 1997 at an annual salary of $225,000. Other Compensation reflects a $325,000 retention payment made to Ms. Cafaro in December 1997 - see "Employment Agreements" below.

 (4) Mr. Coorsh's salary was increased to an annual rate of $150,000 effective September 13, 1997.

 (5) Mr. Peterson resigned effective August 19, 1997. Other Compensation reflects $136,538 paid to Mr. Peterson in August 1997 in connection with his resignation.

     The following table sets forth the number of shares of Common Stock subject to options granted to the Named Executives during the last fiscal year and certain related information.



                      OPTION GRANTS IN LAST FISCAL YEAR


                                           Individual Grants
                        -------------------------------------------------------               Potential Realizable Value at
                          Number of              % of Total                                   Assumed  Annual Rates of Stock
                         Securities             Options/SARs                                  Price Appreciation for  Option
                         Underlying              Granted to         Exercise or                            Term
                        Options/SARs            Employees in          Base        Expiration  ------------------------------
        Name               Granted              Fiscal Year           Price          Date         5%             10%
--------------------    ------------         ---------------       ------------   ----------  ---------    -----------------
David M. Glickman                -                      -                  -       -                  -                 -
Debra A. Cafaro             47,010                  64.38%            $24.25       4/6/2007    $716,935        $1,816,854
Thomas J. Coorsh                 -                      -                  -       -                  -                 -
Adam D. Peterson (1)             -                      -                  -       -                  -                 -


(1)  Mr. Peterson resigned effective August 19, 1997.

     The following table sets forth the number of shares of Common Stock subject to options exercised by the Named Executives during the last fiscal year and the number and value of unexercised options as of the end of the last fiscal year.


                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                             Number
                                                          of Securities
                                                     Underlying Unexercised       Value of Unexercised
                                                         Options/SARs at       In-the-Money Options/ SARs
                                                     Fiscal Year-End (#) (1)  at Fiscal Year-End($) (1) (2)
                                                     ------------------------    --------------------------
                      Shares Acquired     Value           Exercisable/                Exercisable/
        Name          on Exercise (#)  Realized ($)       Unexercisable               Unexercisable
--------------------  --------------- ------------   ------------------------     --------------------------
David M. Glickman           -0-             --                     170,000/0                      472,500/0
Debra A. Cafaro             -0-             --                 11,753/35,257                            0/0
Thomas J. Coorsh            -0-             --                      25,000/0                       45,938/0
Adam D. Peterson (3)      62,000         301,944                         0/0                            0/0

(1) On April 7, 1997, in connection with the execution of new employment agreements, all then unvested options for Messrs. Glickman, Peterson and Coorsh became vested.

(2) Market value of underlying securities at year-end ($20-9/16 per share) price minus the exercise price.

(3) On August 22, 1997, and August 28, 1997, Mr. Peterson exercised the options reported herein. On November 20, 1997, Mr. Peterson's unexercised options with respect to 25,000 expired and were canceled.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with each of Messrs. Glickman, and Peterson on August 31, 1994, in connection with the Offering, and with Mr. Coorsh on May 21, 1996. The agreements establish base salaries of $200,000, $100,000 and $130,000 for Messrs. Glickman, Peterson and Coorsh, respectively. Mr. Peterson's salary was increased to $125,000 per year effective March 20, 1995 and to $140,000 per year effective January 23, 1996. The employment agreements provided for an initial three-year term for Messrs. Glickman, and an initial two-year term for Mr. Peterson and an initial six-month term for Mr. Coorsh. The term of each agreement would have automatically extended for an additional year after expiration of the initial term and any extension period unless either the Company or the executive officer provided the other with at least 120 days' prior written notice that such term shall not be extended. If the agreements were terminated by the Company "without cause" or are terminated by the executive after a "Change of Control" or for "Good Reason" (as such terms are defined in the agreements), the executive would have been entitled to a lump sum payment. With regard to Mr. Glickman, such payment would have been an amount equal to the greater of his annual base salary or 50 percent of the remaining aggregate base salary due under his employment agreement. With regard to Messrs. Peterson and Coorsh, such payment would have been an amount equal to 50 percent of such executive's annual base salary.

     On April 7, 1997, the Company entered into a new employment agreement with Mr. Glickman, the Company's Chief Executive Officer, terminating his existing employment agreement executed in August 1994, which was scheduled to expire on August 31, 1997. The new employment agreement provides for an initial term ending December 31, 1999, and extends automatically for additional one-year periods unless terminated by either the Company or the executive with at least 180 days' prior written notice. The employment agreement provides for a salary of not less than $250,000 in 1997, increasing each year thereafter by 10% per year over the prior year's minimum (and accordingly increased to $275,000 on January 1, 1998), bonuses to be paid at the discretion of the Board and the immediate vesting of all his then outstanding unvested options. In the event there is a Change of Control (as defined in the employment agreement) during the term of his employment or within 6 months after the termination of his employment by the Company without Cause or for Disability or by the executive for Good Reason (each as defined in the employment agreement), whether or not his employment is terminated in connection therewith, Mr. Glickman shall receive a lump sum payment equal to the lesser of $2,595,000 and 2.99 times his "base amount" as defined by Section 280G of the Internal Revenue Code (generally equal to his prior five-year average compensation), and in the event such payment is subject to excise tax under Section 4999, an additional amount such that the actual net after-tax amount received including such excise tax is equal to the hypothetical amount that he would have received if there were no excise tax imposed and he did not receive the additional payment. In such event, the Company would lose the deduction for income tax purposes for amounts paid to Mr. Glickman in connection with the Change of Control in excess of his base amount. In addition, if Mr. Glickman's employment is terminated by the Company without Cause or for Disability or by the executive for Good Reason, he shall receive a lump sum termination payment equal to his annual base salary then in effect for a period equal to the greater of six months or one-half of the remaining employment term, unless he has received or within seven months after the date of termination receives the Change of Control payment described above. Upon termination of his employment, Mr. Glickman will receive a lump sum payment equal to $900,000, for which he has agreed during the one-year period following such termination not to compete with the Company in its principal markets and to provide the Company with consulting services. The Company's sole recourse if Mr. Glickman breaches his non-compete or consulting arrangements is liquidated damages in the amount of $75,000 for each month remaining in such one-year period after such breach.

     On April 7, 1997, the Company also entered into new employment agreements with each of Adam D. Peterson, the Company's Executive Vice President and Chief Financial Officer, and Thomas J. Coorsh, the Company's Senior Vice President and Secretary. The new employment agreements of Mr. Peterson and Mr. Coorsh are substantially identical to the employment agreement of Mr. Glickman except that the initial minimum salary for Mr. Peterson was $150,000 and for Mr. Coorsh was $140,000; the amount of the Change of Control compensation shall not exceed $310,000 for Mr. Peterson and $385,000 for Mr. Coorsh and neither is entitled to gross-up payments in the event that such payment would be subject to excise tax; the noncompete/consulting services payment is $440,000 for Mr. Peterson (in addition, Mr. Peterson's consulting period is eighteen months) and $215,000 for Mr. Coorsh, and the liquidated damages amount for breach of the noncompete/consulting arrangement is $24,444 per month for Mr. Peterson and $17,917 per month for Mr. Coorsh.

     On August 20, 1997, Mr. Peterson resigned from the Company. In connection with his resignation, the Company paid Mr. Peterson $136,538 in August 1997.
On August 20, 1997, Mr. Coorsh was appointed to the position of Interim Chief Financial Officer and on September 13, 1997, Mr. Coorsh's salary was increased to $150,000. Effective January 1, 1998, in accordance with the terms of his employment contract, Mr. Coorsh's salary was increased to $154,000.

     On April 7, 1997, the Company entered into an employment agreement with Debra A. Cafaro, the Company's new President. The employment agreement provides for an initial term ending December 31, 1999, and extends automatically for additional one-year periods unless terminated by either the Company or the executive with at least 180 days' prior written notice. The employment agreement provides for an annualized salary of not less than $225,000 in 1997, increasing each year thereafter by 10% per year over the prior year's minimum (and accordingly, was increased to $247,500 effective January 1, 1998); a bonus in 1997 of 90% of the bonus paid to Mr. Glickman for 1997 (no such bonuses were paid to Mr. Glickman for 1997) and bonuses at the discretion of the Board thereafter; and options to purchase 47,010 shares of Common Stock which vest one-fourth each six months and immediately upon a Change of Control or termination of her employment as a result of her death, by the Company without Cause or for Disability or by the executive for Good Reason (each as defined in the agreement). The employment agreement also provides that the Company will lend to Ms. Cafaro $700,000 in connection with the purchase of 32,990 of Common Units in the Operating Partnership, of which the Company is the sole general partner, at a price of $24.25 per Common Unit. The loan bears interest at 6.38% and matures on the earlier of June 30, 2000, and six months after the termination of her employment with the Company other than as a result of her death, by the Company without Cause or for Disability or by executive for Good Reason and is extended for so long as she is prohibited from exchanging her Common Units and publicly selling the Common Stock received in exchange for such Common Units, but not later than June 30, 2000.

     On December 19, 1997 Ms. Cafaro's employment agreement was amended. Pursuant to the amendment, Ms. Cafaro received a retention payment of $325,000 in December 1997. Seventy-five percent of the retention payment must be returned by Ms. Cafaro if she voluntarily resigns on or before March 1, 1998; 50 percent on or before April 1, 1998; and 25 percent if on or before May 1, 1998. After May 1, 1998, and if Ms. Cafaro's employment with the Company terminates for any reason other than voluntary resignation, she retains all of the retention payment. The Amendment also modified the terms of Ms. Cafaro's Change of Control Compensation. In the event there is a Change of Control (as defined in the employment agreement) during 1998 or within 6 months after the termination of her employment by the Company without Cause or for Disability or by the executive for Good Reason whether or not her employment is terminated in connection therewith, Ms. Cafaro shall receive a lump sum payment equal to twice the sum of (i) her annualized prior year's salary and (ii) all bonus and retention payments paid or payable to her within the twelve month period prior to such Change of Control (which lump sum payment as of December 19, 1997, totals $1.1 million).

     If Ms. Cafaro's employment is terminated by the Company without Cause or for Disability or by the executive for Good Reason, she shall receive a lump sum payment equal to a lump sum payment her equal to annual base salary then in effect for a period equal to the greater of six months or one-half of the remaining employment term unless she has received or within seven months after the date of termination receives the Change of Control payment described above. Upon termination of her employment other than without Cause, for Good Reason or for Disability, Ms. Cafaro has agreed during the one-year period following such termination not to compete with the Company in its principal markets for which she will receive no additional compensation. Ms. Cafaro may shorten the duration of her noncompetition period by up to ten months in exchange for $36,000 per month. In addition, Ms. Cafaro has the option of canceling a portion of the Change of Control payment and accepting in lieu thereof the termination compensation she otherwise would have received or extending the term of her noncompetition period and receiving additional noncompetition payments in an amount equal to $24,000 for each of the first twelve months of such extension and $12,000 for each of the second twelve months of such extension.

     In addition, the current employment agreements of Mr. Glickman and Ms. Cafaro provide that each will be nominated for election to the Board.

     The consummation of the proposed Merger between Ambassador Apartments, Inc. and Apartment Investment and Management Company ("AIMCO") would constitute a Change of Control under each of the employment agreements described in this section. Assuming the Merger is consummated on May 1, 1998, Mr. Glickman, Ms. Cafaro and Mr. Coorsh will receive payments with respect to the resulting Change of Control and the noncompete/consulting services equal to $3,459,000, $1,100,000 and $600,000, respectively.

     Pursuant to resolutions adopted by the Board of Directors, each of David Heller, Richard Levy, Norman Bobins, Michael Reschke and Jane Patterson, directors of the Company, will receive a payment of $25,000 upon consummation of the Merger.

DIRECTORS' COMPENSATION

     Directors, other than the Class A Director and directors who are employees of the Company, receive cash or, at the director's election, pursuant to the Company's deferred compensation plan (as described below) a deferred amount equal to an annual fee of $10,000, plus a fee of $2,500 for each meeting of the Board attended, a fee of $500 for each committee meeting attended in person, and out-of-pocket expenses for each Board or committee meeting attended in person. The deferred compensation plan for non-employee directors of the Company provides, for bookkeeping purposes only, amounts otherwise payable as cash compensation into a deferred compensation cash account ("Cash Account") through which directors can purchase shares of the Company's Common Stock in their deferred compensation stock account ("Stock Account"). The directors may purchase shares in the Stock Account on the 10th calendar day following each calendar quarter at the current market price of the Company's Common Stock on that date.

     The Stock Account is increased for any dividends deemed to be paid on the stock in the same manner as dividends are paid on the Company's Common Stock. The foregoing accounts are for bookkeeping purposes only and do not represent actual cash or shares of the Company's Common Stock. All distributions from the deferred compensation plan are made in cash at the expiration of the director's term or other such date as the director may request. Two of the non-employee directors (Mr. Heller and Mr. Levy) are participants in the deferred compensation plan for non-employee directors.

     Pursuant to the Company's 1994 Stock Incentive Plan, each non-employee director (other than Mr. Reschke and Mr. Kaplan) received an option to acquire up to 7,500 shares of Common Stock upon his or her initial election to the Board. Mr. Reschke received an option to acquire 90,000 shares of Common Stock upon his election to the Board. All of these options are exercisable at a price of $16.00 per share, vest in installments at a rate of 33-1/3% per year over the three-year period commencing August 31, 1995 (33-1/3% on August 31, 1995 and 1/12 of 33-1/3% monthly thereafter), and have a term of ten years.
See "Compensation of Executive Officers - Stock Incentive Plans", and earlier upon a Change of Control.

     On December 19, 1996, pursuant to the 1996 Stock Incentive Plan, the Plan Committee awarded each non-employee director (other than Mr. Kaplan), subject to stockholder approval of such plan, an option to acquire up to 7,500 shares of Common Stock. All of these options are exercisable at a price of $22.00 per share, vest in equal installments at a rate of 25% per year over the four-year period commencing December 19, 1996 (1/48 monthly), earlier upon a Change of Control, and have a term of ten years.

BENEFIT PLANS

     The Company's employee incentive programs include three stock option plans and the 401(k) plan.

STOCK INCENTIVE PLANS

     The Company has three stock option plans. The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries, as originally adopted by the Board and approved by the stockholders in 1994, provided for the issuance of options with respect to up to 425,000 shares of Common Stock. In 1996, the Board approved an amendment to this plan (as so amended, the "1994 Stock Incentive Plan") that increased the number of shares of Common Stock with respect to which options may be granted thereunder to 469,000. As of March 17, 1998, the Board granted options with respect to the 44,000 shares of Common Stock covered by the amendment. The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and

Subsidiaries, was originally adopted by the Board in December 1996, provided for the issuance of options with respect to up to 200,000 shares of Common Stock. In March 1997, prior to its approval by the stockholders, the Board amended this plan to cover 250,000 shares of Common Stock (such plan, as amended, the "1996 Stock Incentive Plan"). As of March 17, 1998, the Board has granted options with respect to 195,510 shares of Common Stock under the 1996 Stock Incentive Plan. The 1997 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (the "1997 Stock Incentive Plan" and, together with the 1994 Stock Incentive Plan and the 1996 Stock Incentive Plan, the "Stock Incentive Plans"), was adopted by the Board in March 1997 and provided for the issuance of options with respect to up to 1,600,000 shares of Common Stock. As of March 17, 1998, the Board had not granted any options under the 1997 Stock Incentive Plan. The amendment to increase the maximum number of options issuable under the 1994 Stock Incentive Plan and each of the grants made pursuant to the amendment to the 1994 Stock Incentive Plan, the 1996 Stock Incentive Plan and each of the grants made pursuant to the 1996 Stock Incentive Plan, and the 1997 Stock Incentive Plan were approved by the stockholders at the annual shareholders meeting of May 15, 1997.

     On April 7, 1997, in connection with the execution of the new employment agreements for Messrs. Glickman, Peterson and Coorsh, all of their outstanding unvested options became fully vested. In addition, on April 7, 1997, pursuant to the terms of the 1996 Stock Incentive Plan the Board granted 47,010 options to Ms. Cafaro in connection with the execution of her employment agreement.
The options granted to Ms. Cafaro have a ten-year term, carry an exercise price of $24.25 per share and vest one-fourth at the end of each six-month period commencing April 7, 1997 and ending April 6, 1999, and earlier upon a Change of Control.

BONUSES

     A portion of the total compensation for the Named Executives consists of bonuses awarded at the discretion of the Board. Such bonuses are intended to identify and to reward superior performance and to provide a competitive compensation component for attracting and retaining high quality managers.

     On January 4, 1997, the Company paid discretionary bonuses pursuant to the Chief Executive Officer and the Named Executives as described below. No bonuses were paid in 1998.



                                                         Bonus Paid
                                                          in 1997
                                                         ----------
     David M. Glickman, Chief Executive Officer            $200,000
     Debra A. Cafaro, President (1)                               -
     Thomas J. Coorsh, Interim Chief Financial Officer,
      Senior Vice President and Secretary                   $30,000
     Adam D. Peterson, Executive Vice President and
      Chief Financial Officer (2)                          $100,000

(1) Ms. Cafaro joined the company on April 7, 1997. She was paid a retention payment of $325,000 in December 1997 (see Item 11 Executive Compensation, Employment Agreements).

(2)  Mr. Peterson resigned from the company on August 19, 1997.

     The Company has approved the grant of up to a total of 5,000 shares of Common Stock to non-executive employees of the Company and its affiliates for payment of bonuses. During 1997, no such shares were granted to non-executive officer employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     DIRECTORS AND OFFICERS

     The following table sets forth, as of March 17, 1998, certain information regarding the ownership of shares of Common Stock of the Company and common units ("Common Units") of the Operating Partnership. The Common Units are exchangeable for shares of Common Stock on a one-for-one basis, subject to adjustment in certain circumstances. If all Common Units had been exchanged on March 17, 1998 (on a one-for-one basis) for shares of Common Stock, the number of outstanding shares of Common Stock would have increased from 10,708,430 to 11,447,498.

     The table sets forth the number of shares of Common Stock and Common Units beneficially owned by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons indicated below have sole voting power and investment power with respect to the Common Stock and Common Units shown as beneficially owned by them.



                                                            NUMBER OF                                 PERCENT OF
                                 SHARES OF COMMON         COMMON UNITS                               COMMON STOCK
                                 STOCK BENEFICIALLY       BENEFICIALLY          PERCENT OF            AND COMMON
BENEFICIAL OWNER                     OWNED (1)              OWNED            COMMON STOCK (2)          UNITS (3)
----------------------           ------------------    ------------------    -----------------     ------------------
David M. Glickman (4)                 329,350                     0                 3.03%                 2.83%
Thomas J. Coorsh (5)                   25,000                     0                 *                     *
Michael W. Reschke (6)                703,105               555,605                 6.19%                 6.09%
Norman R. Bobins (7)                   16,500                     0                 *                     *
Richard F. Levy (7)                    27,000                     0                 *                     *
Jane R. Patterson (7)                  16,000                     0                 *                     *
David B. Heller (7) (8)               509,400                     0                 4.55%                 4.27%
Debra A. Cafaro (9)                    80,000                32,990                 *                     *
Matthew W. Kaplan                          --                    --                 *                     *
All directors and
executive officers as
a group (9 persons)
(10)                                1,706,355               588,595                15.36%                14.40%


*    Less than 1%

(1) Number of shares includes those options currently exercisable, options which will become exercisable immediately prior to the Effective Time (including options which, absent the Merger, would become exercisable within 60 days of March 17, 1998) and Common Units beneficially owned by such person.

(2) Assumes exchange only of those Common Units beneficially owned by such person, exercise of options currently exercisable and exercise of options which will become exercisable immediately prior to the Effective Time (including options which, absent the Merger, would become exercisable within 60 days of March 17, 1998) beneficially owned by such person.

(3) Assumes the exercise of options currently exercisable and exercise of options which will become exercisable immediately prior to the Effective Time (including options which, absent the Merger, would become exercisable within 60 days of March 17, 1998) beneficially owned by such person.

(4) The number of shares of Ambassador Common Stock beneficially owned includes 170,000 shares of Common Stock issuable upon the exercise of currently exercisable options.

(5) The number of shares of Ambassador Common Stock beneficially owned includes 25,000 shares of Ambassador Common Stock issuable upon the exercise of currently exercisable options.

(6) The number of shares of Ambassador Common Stock and number of Common Units beneficially owned includes the Common Units owned by Prime Group Inc. (310,105 Common Units); and Prime Group IV, L.P. ("PGIV") (215,995 Common Units). PGIV is affiliated with Prime Group (and, collectively with Prime Group and its affiliates, referred to as "Prime"), of which Mr. Reschke is Chairman, President and Chief Executive Officer and owns approximately 43.1% of the outstanding equity interests. The number of shares of Ambassador Common Stock beneficially owned includes 92,656 shares of Ambassador Common Stock issuable upon the exercise of options held by Mr. Reschke that are exercisable within 60 days of March 17, 1998, and includes 4,844 shares of

     Ambassador Common Stock issuable upon the exercise of options whose vesting will be accelerated by a Change of Control. Includes 402,982 Common Units which are subject to pledges.

(7) Includes 10,156 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 17, 1998 and includes 4,844 shares of Common Stock issuable upon the exercise of options whose vesting will be accelerated by a Change of Control.

(8) The number of shares of Ambassador Common Stock includes 474,400 shares of Ambassador Common Stock owned by investment advisory clients of Mr. Heller, as to which he has voting and dispositive power.

(9) All of the 32,990 Common Units owned by Ms. Cafaro are pledged to the Operating Partnership to secure the repayment of a $700,000 loan made by the Operating Partnership to Ms. Cafaro to enable her to purchase such Common Units. See "Certain Transactions -- Loan to Ms. Cafaro." The number of shares of Common Stock beneficially owned includes 23,505 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 17, 1998, and includes 32,990 shares of Common Stock issuable upon the exchange of Common Units and includes 23,505 shares of Common Stock issuable upon the exercise of options whose vesting will be accelerated by a Change of Control.

(10) The number of shares of Common Stock beneficially owned includes 351,785 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 17, 1998, and includes 588,595 shares of Common Stock issuable upon the exchange of Common Units, and includes 47,725 shares of common Stock issuable upon the exercise of options whose vesting will be accelerated by a Change of Control. See footnotes (6) through (9) above.

     CERTAIN BENEFICIAL OWNERS

     To the best of the Company's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Common Stock (assuming as to any person, exchange of Common Units held by such person for shares of Common Stock) or Class A Preferred Stock as of March 17, 1998.
Unless otherwise indicated, the persons indicated below have sole voting power and investment power with respect to the Common Stock and Common Units shown as beneficially owned by them.


                                Shares of Common      Number of  Common     Shares of Class A         Percent of
Name and Business Address       Stock Beneficially    Units Beneficially     Preferred Stock            Class A
  of Beneficial Owner               Owned (1)               Owned           Beneficially Owned     Preferred Stock
----------------------------   ------------------    -------------------    ------------------    ------------------
Five Arrows Realty
Securities L.L.C.
Rothschild Realty Investors
II L.L.C
1251 Ave. of the Americas
New York, NY 10020                 1,351,351 (4)              0                 1,351,351                100%

AIMCO Properties, L.P.
1873 S. Bellaire St.
17th Floor
Denver Colorado 80222                886,600                  0                     0                     0%

Merrill Lynch Global
Allocation Fund, Inc
800 Scudders Mills Road
Plainsboro, NJ 08536                 872,900                  0                     0                     0%

Merrill Lynch & Co., Inc. (5)
World Financial Center,
North Tower
250 Vesey St.
New York, NY 10281                   905,400 (5)              0                     0                     0%

Michael W. Reschke (6)
77 West Wacker Drive
Suite 3900
Chicago, IL  60601                   703,105               555,605                  0                     0%

The Prime Group, Inc. (7)
77 West Wacker Drive
Suite 3900
Chicago, IL  60601                   526,100               526,100                  0                     0%

Franklin Resources, Inc
777 Mariners Island Blvd.
San Mateo, CA 94404                  862,500                  0                     0                     0%

Brinson Partners, Inc. (8)
209 South LaSalle St
Chicago, IL 60604                    567,700                  0                     0                     0%


                                                             Percent of
                                     Percent  of          Common Stock and
Name and Business Address             Common                  Common
  of Beneficial Owner                 Stock (2)              Units (3)
----------------------------        -------------         ----------------
Five Arrows Realty
Securities L.L.C.
Rothschild Realty Investors
II L.L.C
1251 Ave. of the Americas
New York, NY 10020                    11.21%               10.56%

AIMCO Properties, L.P.
1873 S. Bellaire St.
17th Floor
Denver Colorado 80222                  8.28%                7.74%

Merrill Lynch Global
Allocation Fund, Inc
800 Scudders Mills Road
Plainsboro, NJ 08536                   8.15%                7.63%

Merrill Lynch & Co., Inc. (5)
World Financial Center,
North Tower
250 Vesey St.
New York, NY 10281                     8.46%                7.91%

Michael W. Reschke (6)
77 West Wacker Drive
Suite 3900
Chicago, IL  60601                     6.19%                6.09%

The Prime Group, Inc. (7)
77 West Wacker Drive
Suite 3900
Chicago, IL  60601                     4.68%                4.60%

Franklin Resources, Inc
777 Mariners Island Blvd.
San Mateo, CA 94404                    8.05%                7.53%

Brinson Partners, Inc. (8)
209 South LaSalle St
Chicago, IL 60604                      5.30%                4.96%


 (1) Number of shares of Common Stock beneficially owned includes those options that will become exercisable immediately prior to the Effective Time, exchange of Common Units beneficially owned by such person and conversion of Class A Preferred Stock beneficially owned by such person.

 (2) Assumes exchange only of the Common Units beneficially owned by such person, Conversion of the Class A Preferred Stock beneficially owned by such person and exercise of options beneficially owned by such person that will become exercisable immediately prior to the Effective Time.

 (3) Assumes conversion of Class A Preferred Stock beneficially owned by such person and exercise of options beneficially owned by such person that will become exercisable immediately prior to the Effective Time.

(4) As the managing member of Five Arrows Realty Securities L.L.C., Rothschild Realty Investors I L.L.C. is also deemed to be the beneficial owner of such 1,351,351 shares of Class A Preferred Stock owned by Five Arrows and the 1,351,351 shares of Common Stock issuable upon conversion of such shares.

(5) In addition to Merrill Lynch & Co., Inc, Merrill Lynch Group, Inc., World Financial Center, North Tower, 250 Vesey St., New York, NY 10281; Princeton Services Inc., 800 Scudders Mills Road, Plainsboro, New Jersey 08536 and; Merrill Lynch Asset Management, L.P. 800 Scudders Mills Road, Plainsboro, New Jersey 08536; are each beneficial owners of 905,400 shares of Ambassador Common Stock. This beneficial ownership includes the 872,900 shares beneficially owned by Merrill Lynch Global Allocation Fund, Inc.

(6) The number of shares of Common Stock and the number of Common Units beneficially owned include the 526,100 Common Units owned by Prime. The number of shares of Ambassador Common Stock beneficially owned also includes 92,656 shares of Common Stock issuable upon the exercise of options held by Mr. Reschke that are exercisable within 60 days of March 17, 1998 and includes 4,844 shares of Common Stock issuable upon the exercise of options whose vesting will be accelerated by a Change of Control. Includes 402,982 Common Units subject to a pledge.

(7) The number of shares of Ambassador Common Stock and the number of Common Units beneficially owned include Common Units owned by Prime Group, Inc. (310,105 Common Units) and PGIV (215,995 Common Units). Does not include 50,000 shares of Ambassador Common Stock and 29,505 Common Units and the exercise of 97,500 options owned by Michael W. Reschke who owns a 43.1% general partnership interest in Prime. Includes 402,982 Common Units subject to pledges.

(8) In addition to Brinson Partners, Inc., Brinson Holdings, Inc., 209 South LaSalle St., Chicago, Illinois 60604; SBC Holding (USA), Inc., 222 Broadway, New York, New York 10038 and; Swiss Bank Corporation, Aeschenplatz 6 CH-4002. Basel, Switzerland are each beneficial owners of these 567,700 shares of Ambassador Common Stock.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

WILLIAMSBURG PARTNERSHIP AGREEMENT

     In 1994, prior to the completion of the Offering, Prime sold a 50% partnership interest in the partnership that owns the Williamsburg Apartments located in Chicago, Illinois (the "Williamsburg Property"), to an executive officer of Prime and an entity affiliated with him; the purchaser owns both general and limited partnership interests. Simultaneously with such sale, Prime contributed its remaining 50% general partnership interest in such partnership to the Operating Partnership in connection with the Formation. The Operating Partnership is the managing general partner; the purchaser has equal voting rights with respect to certain significant decisions of the partnership, and has a 50% interest in the partnership's profits and losses. Net cash flow will be distributed as follows: First, to the Operating Partnership until the Operating Partnership has received a cumulative return of $250,000 per year; and the balance pro rata to the partners.

PROPERTY MANAGEMENT AGREEMENTS

     Upon completion of the Offering, the Operating Partnership entered into a property management agreement with the owner of Brookdale Village Apartments, an apartment complex located in Chicago, Illinois, containing 252 apartments. Brookdale Village Apartments was developed by Prime in 1986 and was sold in 1987 to a partnership in which an affiliate of Kemper Corporation is the general partner. Prime had managed this property since its opening. The

Operating Partnership entered into similar forms of property management agreements with the owner of Brookdale Village as with the unconsolidated partnerships that own the Williamsburg Property and the Brook Run Apartments (a 182-apartment complex located in Arlington Heights, Illinois) and are unconsolidated for financial reporting purposes.

     Under these agreements, the Operating Partnership receives a management fee equal to 5% of the gross revenues of the applicable property. The property management services performed by the Operating Partnership include leasing, data processing, maintenance, accounting, marketing and promotion. The Company does not intend to perform any asset or property management services that would cause the Company to lose its status as a REIT. The property management agreements provide that the applicable property owner will indemnify the Operating Partnership and the Company for any liability incurred in performing such services except in certain circumstances. The agreements have terms of four to five years, subject to either party's right to cancel upon at least 30 days' notice.

EXCHANGE RIGHTS AGREEMENT

     Pursuant to the Exchange Rights Agreement, dated as of August 31, 1994 (as amended the "Exchange Rights Agreement"), among the Company, the Operating Partnership and each existing and future limited partners of the Operating Partnership (the "Limited Partners"), and subject to certain conditions, following the first anniversary of the completion of the Offering, each Common Unit held by a Limited Partner may be exchanged for one share of Common Stock (subject to adjustment) or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange. However, no Limited Partner may exchange any Common Units into shares of Common Stock if such Limited Partner's actual or constructive ownership of such shares of Common Stock would violate the limitations on ownership with respect to the Common Stock. The Limited Partners have agreed not to exchange their Common Units for Common Stock unless the Operating Partnership receives an opinion of counsel reasonably satisfactory to the Company that upon such exchange, the Operating Partnership will not cease to qualify as a partnership for Federal income tax purposes. In March 1997, Mr. Cavenaugh and LG Trust exchanged the 17,280 and 84,375 Common Units, respectively, owned by them for an equal number of shares of Common Stock pursuant to the terms of the Exchange Rights Agreement. In March 1998, Mr. Glickman exchanged all of his 156,250 Common Units in the Operating Partnership for shares of Common Stock in the Company.

REGISTRATION RIGHTS AGREEMENT

     Generally, persons who are "affiliates" of the Company under the Securities Act (individuals or entities that control, are controlled by, or are under common control with the Company, and may include certain officers, directors and principal stockholders of the Company), are permitted to sell their shares of Common Stock only pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act, such as the exemption afforded by Section 4(1) and Rule 144 thereunder. In general, under Rule 144 as currently in effect, an affiliate (or affiliates whose shares are aggregated), and a person who has beneficially owned restricted shares for at least one year, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of the same class (for a sale of Common Stock, approximately105,521shares) or the average weekly trading volume for that class on all national securities exchanges or in the over-the-counter market during the four calendar weeks preceding such sale. Sales under Rule 144 must be made in unsolicited "brokers' transactions" (as defined in Rule 144) and are also subject to certain manner of sale provisions, notice requirements, and the availability of current public information about the Company.

     The Company entered into a Registration Rights Agreement (as amended the "Registration Rights Agreement") with Prime and Messrs. Reschke, Glickman, Cavenaugh and Peterson in August 1994. The Registration Rights Agreement grants them certain "demand" and "piggyback" registration rights with respect to their respective shares of Common Stock owned by them or acquired by them upon exchange of Common Units for shares of Common Stock. These registration rights became effective generally on August 31, 1997, except that the registration rights with respect to the shares of Common Stock purchased directly from the Company by Prime and Mr. Reschke and the Common Units purchased by Messrs. Cavenaugh and Peterson became effective on August 31, 1995. The Registration Rights Agreement grants Prime and Mr. Glickman the right to demand registration of all or any portion of their restricted shares of Common Stock up to two times in each calendar year and grants Prime and Messrs. Reschke, Glickman, Cavenaugh and Peterson the right to have their restricted shares of Common Stock registered incidentally to any registration being conducted by the Company of Common Stock or of any securities of the Company substantially similar to Common Stock. The Company will bear expenses arising from the exercise of registration rights, except that the Company will not pay any underwriting discounts or commissions, Securities and Exchange Commission and blue sky registration fees and transfer taxes relating to such shares. Pursuant to the terms of the Registration Rights Agreement, in March 1997, the Company registered 101,655 shares of Common Stock owned directly and indirectly by Mr. Cavenaugh that were issued upon exchange of Common Units.

LOAN TO MR. GLICKMAN

     Upon completion of the Offering, the Operating Partnership made a limited recourse loan of $1.0 million to Mr. Glickman, which he has used to pay the taxes due in connection with the transfer by Prime to him of 156,250 Common Units in consideration for his interest in Prime. The loan was secured by a pledge of these Common Units. Interest on the loan accrued at a rate of 8% per annum, and was payable only to the extent of any distributions paid by the Operating Partnership in respect of the Common Units pledged by Mr. Glickman. The loan was to mature in December 1999. The largest aggregate principal amount outstanding on such loan at any time during the Company's last fiscal year was $1,000,000. On December 29, 1997, Mr. Glickman repaid the loan in full.

LOAN TO MR. PETERSON

     In connection with the Formation, the Operating Partnership made a recourse loan of $250,000 to Mr. Peterson. Mr. Peterson used such loan proceeds to acquire 15,625 Common Units at the Offering price of the Common Stock. The loan is secured by a pledge of the Common Units acquired with the proceeds thereof (the "Peterson Pledged Units"). Interest on the loan accrues at a rate of 0.5% per annum above the prime rate announced, from time to time, by The First National Bank of Chicago, and interest and principal are payable prior to maturity to the extent of any distributions paid by the Operating Partnership in respect of the Peterson Pledged Units. The loan matures on the earlier to occur of (i) August 31, 2004 and (ii) the first anniversary of the termination of Mr. Peterson's employment with the Company for any reason. The largest aggregate principal amount outstanding on such loan at any time during the Company's last fiscal year was $250,000. As of March 17, 1998, the amount of principal outstanding was approximately $240,000 and the interest rate was prime plus .50% (9.0%).

LOAN TO MS. CAFARO

     In connection with her employment, on April 7, 1997, the Company made a non-recourse loan of $700,000 to Ms. Cafaro. Ms. Cafaro used such loan proceeds to acquire 32,990 Common Units of the Operating Partnership at a price of $24.25 per Common Unit. The loan is secured by a pledge of the Common Units acquired with the proceeds thereof (the "Cafaro Pledged Units"). Interest on the loan accrues at the rate of 6.38% per annum. The loan matures on the earlier to occur of (i) June 30, 2000 and (ii) six months after the termination of Ms. Cafaro's employment with the Company other than as a result of her death, by the Company without Cause or for Disability or by executive for Good Reason (as defined in her employment agreement) and is extended for so long as she is prohibited from exchanging her Common Units and publicly selling the Common Stock received in exchange for such Common Units, but not later than June 30, 2000. The largest aggregate principal amount outstanding on such loan at any time during the Company's last fiscal year was $700,000. As of March 17, 1998, the principal amount outstanding on such loan was $700,000.

RELATIONSHIP WITH MR. LEVY'S LAW FIRM

     Mr. Levy's professional corporation is a partner in the law firm of Altheimer & Gray. Altheimer and Gray has in the past performed and is expected in the future to perform legal services for the Company.

RELATIONSHIPS WITH MR. KAPLAN

     Mr. Kaplan is a Managing Director of Rothschild Realty Inc. Mr. Kaplan is also a manager of Rothschild Realty Investors II L.L.C., the sole managing member of Five Arrows Realty Securities L.L.C. On August 16, 1996, Five Arrows purchased from the Company 1,351,351 newly issued shares of Class A Preferred Stock for $25 million. In connection with such purchase, the Company agreed to appoint Mr. Kaplan as a director of the Company and to appoint Mr. Kaplan or another Class A Director to each committee of the Board.

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

(a)(3) Exhibits

  3.1 Form of Amended and Restated Charter of Ambassador Apartments, Inc., formerly Prime Residential, Inc. ("Ambassador") (incorporated by reference to Exhibit 3.1 to Ambassador's Registration Statement on Form S-11 (Registration No. 33-77972) ("Registration Statement 33-77972"))
  3.2  Articles of Amendment to Amended and Restated Articles of
       Incorporation of Ambassador (incorporated by reference to Exhibit 3.3 to Ambassador's Current Report on Form 8-K dated May 29, 1996)
  3.3 Compiled Charter of Ambassador as of June 1, 1996 (incorporated by reference to Exhibit 3.4 to Ambassador's Current Report on Form 8-K
       dated May 29, 1996)
  3.4  Articles Supplementary Classifying 1,351,351 Shares of Preferred
       Stock as Class A Senior Cumulative Convertible Preferred Stock and 1,351,351 Shares of Excess Stock as Excess Class A Preferred Stock of Ambassador (incorporated by reference to Exhibit 3.5 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
  3.5 Form of Amended and Restated Bylaws of Ambassador (incorporated by reference to Exhibit 3.1 to Registration Statement 33-77972)
  4.1  Specimen Common Stock Certificate (incorporated by reference to
       Exhibit 4.4 to Ambassador's Registration Statement on Form S-3 (Registration No. 333-22199))
 10.1 Form of Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 10.1 to Registration Statement 33-77972)
 10.2  Amendment No. 1 to Amended and Restated Agreement of Limited
       Partnership of the Operating Partnership (incorporated by reference to
       Exhibit 10.45 to Ambassador's Current Report on Form 8-K dated August 16,
       1996)
 10.3  Amendment No. 2 to Amended and Restated Agreement of Limited
       Partnership of the Operating Partnership (incorporated by reference to
       Exhibit 10.46 to Ambassador's Current Report on Form 8-K dated August 16,
       1996)
 10.4  Amendment No. 3 to Amended and Restated Agreement of Limited
       Partnership of the Operating Partnership (incorporated by reference to
       Exhibit 10.47 to Ambassador's Current Report on Form 8-K dated August 16,
       1996)

 10.5 Contribution Agreement, dated April 18, 1994, among Ambassador, Prime and Richard F. Cavenaugh (incorporated by reference to Exhibit 10.2 to Registration Statement 33-77972)
 10.6 Form of First Amendment to Contribution Agreement among Ambassador,
      Prime and Richard F. Cavenaugh (incorporated by reference to Exhibit 10.2(A) to Registration Statement 33-77972)
 10.7 Form of Agreement to Purchase Interests among Ambassador, the Operating Partnership, KILICO Realty Corporation and KFC Portfolio Corp. (incorporated by reference to Exhibit 10.3 to Registration Statement 33-77972)
 10.8 Form of Property Management Agreement between the Operating Partnership and Brookdale Village Partners, Ltd. (incorporated by reference to
      Exhibit 10.4 to Registration Statement 33-77972)
 10.9 Form of Property Management Agreement between the Operating Partnership and Fairways Partners Limited Partnership (incorporated by reference to
      Exhibit 10.5 to Registration Statement 33-77972)
10.10 Form of Property Management Agreement between the Operating Partnership and Williamsburg Limited Partnership (incorporated by reference to Exhibit
      10.34 to Registration Statement 33-77972)
10.11 Form of Property Management Agreement between Quail Run Associates, Ltd. and the Operating Partnership (re: Brook Run Property) (incorporated by reference to Exhibit 10.36 to Registration Statement 33-77972)
10.12 Form of Noncompetition Agreement among Ambassador, the Operating Partnership, Michael W. Reschke and PGI (incorporated by reference to
      Exhibit 10.10 to Registration Statement 33-77972)
10.13 Form of Registration Rights Agreement among Ambassador, Prime, Richard
      F. Cavenaugh and LG Trust (incorporated by reference to Exhibit 10.13 to Registration Statement 33-77972)
10.14 Interest Rate Protection Agreement, dated August 24, 1994, between the Company and Nomura Capital Services, Inc. (incorporated by reference to
      Exhibit 10.15 to Registration Statement 33-77972)
10.15 Agreement of Sale and Purchase of Partnership Interests, dated May 25, 1994, by and between Prime Group Limited Partnership, Richard J. Brown and Cambridge Homes, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement 33-77972)
10.16 Letter Agreements, dated July 6, 1994 and July 15, 1994, amending Agreement of Sale and Purchase of Partnership Interests by and between Prime Group Limited Partnership, Richard J. Brown and Cambridge Homes, Inc. (incorporated by reference to Exhibit 10.16(A) to Registration Statement 33-77972)
10.17 Form of Exchange Rights Agreement among the Company and the Limited Partners of the Operating Partnership (incorporated by reference to Exhibit 10.17 to Registration Statement 33-77972)
10.18 Form of Purchase Option Agreement and Right of First Refusal between the Operating Partnership and Fairways Partners Limited Partnership (incorporated by reference to Exhibit 10.18 to Registration Statement 33-77972)

10.19 Form of Amended and Restated Agreement of Partnership of Williamsburg Limited Partnership (incorporated by reference to Exhibit 10.19 to Registration Statement 33-77972)
10.20 Form of Amended and Restated Agreement of Partnership of Brook Run Associates, L.P. (incorporated by reference to Exhibit 10.20 to Registration Statement 33-77972)
10.21 Form of Environmental Remediation and Indemnity Agreement (entered into by the Operating Partnership with respect to certain Property Partnerships) (incorporated by reference to Exhibit 10.22 to Registration Statement 33-77972)
10.22 Form of ADA Indemnity Agreement (entered into by the Operating
      Partnership with respect to certain Property Partnerships) (incorporated by reference to Exhibit 10.23 to Registration Statement 33-77972)
10.23 Form of Assignment and Assumption Agreement among The Prime Group, Inc., Prime Multifamily of Illinois and the Operating Partnership (environmental indemnity with respect to the Williamsburg Property) (incorporated by reference to Exhibit 10.25 to Registration Statement 33-77972)
10.24 Form of Multi-Family Assets Sharing Agreement among the Operating Partnership, Prime, David M. Glickman, Richard F. Cavenaugh, KILICO Realty Corporation and KFC Portfolio Corp. (incorporated by reference to Exhibit
      10.32 to Registration Statement 33-77972)
10.25 Form of Investment Safekeeping Securities Custody Agreement between Bank One, Arizona, N.A. and Ambassador I, L.P. (formerly Prime MFP Limited Partnership) (incorporated by reference to Exhibit 10.29 to Registration Statement 33-77972)
10.26 Form of Pledge and Security Agreement between Prime and Kemper Investors Life Insurance Company (incorporated by reference to Exhibit 10.33 to Registration Statement 33-77972)
10.27 Form of Lock-up Agreement between Prime, PGLP and Friedman, Billings, Ramsey & Co., Inc. ("FBR") (incorporated by reference to Exhibit 10.28(A) to Registration Statement 33-77972)
10.28 Form of Lock-up Agreement between David M. Glickman and FBR
      (incorporated by reference to Exhibit 10.28(B) to Registration Statement 33-77972)
10.29 Form of Lock-up Agreement between Richard F. Cavenaugh, LG Trust and FBR (incorporated by reference to Exhibit 10.28(C) to Registration Statement 33-77972)
10.30 Form of Lock-up Agreement between Adam D. Peterson and FBR (incorporated by reference to Exhibit 10.28(D) to Registration Statement 33-77972)
10.31 Form of Officers and Directors Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Registration Statement 33-77972)
10.32 Form of Employment Agreement between Ambassador and David M. Glickman (incorporated by reference to Exhibit 10.7 to Registration Statement 33-77972)
10.33 Form of Employment Agreement between Ambassador and Richard F. Cavenaugh (incorporated by reference to Exhibit 10.6 to Registration Statement 33-77972)
10.34 Form of Employment Agreement between Ambassador and Adam D. Peterson (incorporated by reference to Exhibit 10.9 to Registration Statement 33-77972)

10.35 Form of Note, Pledge and Security Agreement, and letter re:
      distributions between the Operating Partnership and David M. Glickman (incorporated by reference to Exhibit 10.30 to Registration Statement 33-77972)
10.36 Form of Note, Pledge and Security Agreement, and letter re:
      distributions among the Operating Partnership, Richard F. Cavenaugh and LG Trust (incorporated by reference to Exhibit 10.27 to Registration Statement 33-77972)
10.37 Form of Note, Pledge, and Security Agreement, and letter re:
      distributions between the Operating Partnership and Adam D. Peterson (incorporated by reference to Exhibit 10.35 to Registration Statement 33-77972)
10.38 Employment Agreement, dated as of May 21, 1996, between Ambassador and Thomas J. Coorsh
10.39 Resignation and Release, dated December 20, 1996, between Ambassador and Richard F. Cavenaugh
10.40 The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (incorporated by reference to Exhibit 4.1 to Ambassador's Registration Statement on Form S-3 (Registration No. 333-20713))
10.41 Amendment to The 1994 Stock Incentive Plan for Officers, Directors and
      Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries.
10.42 The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries, as amended March 20, 1997
10.43 Loan Agreement and collateral documents, dated August 31, 1994 among Nomura, the Operating Partnership and Ambassador (incorporated by reference to Exhibit 10.24 to Ambassador's Annual Report on Form 10-K for the year ended December 31, 1994)
10.44 Amended and Restated Note Agreement dated February 15, 1995 and collateral documents among Nomura, the Operating Partnership and Ambassador (incorporated by reference to Exhibit 10.24A to Ambassador's Annual Report on Form 10-K for the year ended December 31, 1994)
10.45 First Amendment to Amended and Restated Note Agreement dated August 16, 1995, among Nomura, the Operating Partnership and Ambassador (incorporated by reference to Exhibit 24B to Ambassador's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
10.46 SWAP Transaction Agreement dated May 24, 1995 between Ambassador and Nomura Capital Services Inc. (incorporated by reference to Exhibit 10.37 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10.47 Credit Agreement dated as of September 20, 1995 by and between the Operating Partnership and Credit Lyonnais, New York Branch (incorporated by reference to Exhibit 10.38 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
10.48 Agreement of Limited Partnership of Jupiter-I, L.P. dated as of March
      27, 1996 (incorporated by reference to Exhibit 10.38 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

10.49 Agreement of Limited Partnership of Jupiter-II, L.P. dated as of March
      27, 1996 (incorporated by reference to Exhibit 10.38(A) to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.50 Agreement and Undertaking, dated as of March 27, 1996, among Ambassador, Yugenkaisha Sanko Sekiyu, Jupiter-I, L.P. and AJ One Limited Partnership (incorporated by reference to Exhibit 10.39 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.51 Agreement and Undertaking, dated as of March 27, 1996, among Ambassador, Makoto Maki, Jupiter-II, L.P. and AJ Two Limited Partnership (incorporated by reference to Exhibit 10.39(A) to Ambassador's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.52 Credit Agreement, dated June 26, 1996, between Ambassador II, L.P. and Bank One, Arizona, N.A. (incorporated by reference to Exhibit 10.40 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1996)
10.53 Promissory Note, dated June 26, 1996, by Ambassador II, L.P. to Bank
      One, Arizona, N.A. (incorporated by reference to Exhibit 10.41 to Ambassador's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1996)
10.54 Investment Agreement, dated as of August 15, 1996, among Ambassador, the Operating Partnership and Five Arrows Realty Securities L.L.C. (incorporated by reference to Exhibit 10.42 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.55 Supplemental Agreement, dated as of August 16, 1996, between Ambassador and Five Arrows Realty Securities L.L.C. (incorporated by reference to
      Exhibit 10.43 to Ambassador's Current Report on Form 8-K dated August 16,
      1996)
10.56 Registration Rights Agreement, dated as of August 16, 1996, between Ambassador and Five Arrows Realty Securities L.L.C. (incorporated by reference to Exhibit 10.44 to Ambassador's Current Report on Form 8-K dated August 16, 1996)
10.57 Master Reimbursement Agreement by and between Federal National Mortgage Association and Ambassador VIII, L.P. dated as of December 1, 1996 (incorporated by reference to Exhibit 10.49 to Ambassador's Current Report on Form 8-K dated December 18, 1996)
10.58 The 1997 Stock Incentive Plan for Officers and Key Employees of the Company (incorporated by reference to exhibit of the same of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.59 Swap transaction agreement dated December 18, 1996, in the amount of $119.8 million by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.60 Swap transaction agreement dated December 18, 1996, in the amount of
      $50.2 million by an between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.61 Swap transaction agreement dated December 18, 1996, in the amount of
      $16.5 million by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.62 Loan Agreement dated March 5, 1997, in the amount of $21.5 million by and between the Company and Nomura Asset Capital Corporation (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.63 Interest rate cap agreement dated April 10, 1997, for a notional amount of $17.6 million by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.64 Interest rate cap agreement dated April 10, 1997, for a notional amount of $4.0 million by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.65 Revolving Credit Agreement dated May 28, 1997, in the amount of $25.0 million by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.66 Amendment to CLNY Revolving Credit Agreement, dated June 27, 1997, by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.67 Note Agreement dated June 22, 1997, in the amount of  $75.0 million by and between the Company and Nomura Asset Capital Corporation (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.68 First Amendment to Nomura Note Agreement dated June 26, 1997, by and between the Company and Nomura Asset Capital Corporation (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.69 Employment Agreement dated April 7, 1997, by and between the Company and David M. Glickman (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1997)
10.70 Employment Agreement dated April 7, 1997, by and between the Company and Debra A. Cafaro (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1997)
10.71 Employment Agreement dated April 7, 1997, by and between the Company and Adam D. Peterson (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1997)
10.72 Employment Agreement dated April 7, 1997, by and between the Company and Thomas J. Coorsh (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1997)
10.73 Secured non-recourse promissory note dated April 7, 1997, by and between the Company and Debra A. Cafaro (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.74 Amendment number 4 dated April 7, 1997, to the Amended and Restated Agreement of Limited Partnership of Ambassador Apartments, L.P. (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.75 Amendment Number 1 dated April 7, 1997, to the Exchange Rights Agreement (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.76 Deferred compensation agreement dated May 1, 1995 (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
10.77 Amended and Restated Agreement of Limited Partnership dated December 18, 1996 of Jupiter I, L.P. among the Company and Yugenkaisha Sankyo Sekiyu (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.78 The Second Amendment to Revolving Credit Agreement dated September 30, 1997, by and between the Company and CLNY (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.79 Amendment to Note Agreement dated September 30, 1997, between the
      Company and Nomura Asset Capital Corporation (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.80 Amendment to Note Agreement dated September 30, 1997, between the
      Company and Nomura Asset Capital Corporation (incorporated by reference to exhibit of the same to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.81 Amendment Number 1 to Employment Agreement dated December 19, 1997 by and between the Company and Debra A. Cafaro
 21.1 List of subsidiaries
 23.1 Consent of Ernst & Young LLP
 27.1 Financial Data Schedule
 99.1 Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 99.3 to Ambassador's Current Report on Form 8-K dated August 16, 1996)

(b)   Reports on Form 8-K

      The Company's current report on Form 8-K dated December 23, 1997, reporting under item 5 that the Company entered into an Agreement and Plan of Merger providing for the Merger of the Company with and into Apartment Investment and Management Company.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMBASSADOR APARTMENTS, INC.
Dated:  March 19, 1998

                                        By: /s/ David M. Glickman
                                            ---------------------------------
                                            David M. Glickman
                                            Chairman of the Board and
                                            Chief Executive Officer


                                        By: /s/ Thomas J. Coorsh
                                            ---------------------------------
                                            Thomas J. Coorsh
                                            Interim Chief Financial Officer,
                                            and Secretary

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signature                  Title                    Date
---------------------   ----------------------       -------------

/s/ David M. Glickman   Chairman of the Board and    March 19, 1998
---------------------   Chief Executive Officer
David M. Glickman

/s/ Debra A. Cafaro     President                    March 19, 1998
---------------------
Debra A. Cafaro

/s/ Norman R. Bobins    Director                     March 19, 1998
---------------------
Norman R. Bobins

/s/ David B. Heller     Director                     March 19, 1998
---------------------
David B. Heller

/s/ Richard F. Levy     Director                     March 19, 1998
---------------------
Richard F. Levy

/s/ Jane R. Patterson   Director                     March 19, 1998
---------------------
Jane R. Patterson

/s/ Michael W. Reschke  Director                     March 19, 1998
---------------------
Michael W. Reschke

/s/ Matthew W. Kaplan   Director                     March 19, 1998
---------------------
Matthew W. Kaplan

                          AMBASSADOR APARTMENTS, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                          FINANCIAL STATEMENT SCHEDULE
                          (ITEMS 14(a)(1) AND (a)(2))





(a)(1) FINANCIAL STATEMENTS                                                     PAGE
                                                                                ----
Report of Independent Auditors ................................................ F-2

Consolidated balance sheets as of December 31, 1997 and 1996 .................. F-3

Consolidated statements of operations for the years ended
 December 31, 1997, 1996 and 1995 ............................................. F-4

Consolidated statements of changes in stockholders' equity for the years ended
 December 31, 1997, 1996 and 1995 ............................................. F-5

Consolidated statements of cash flows for the years ended
 December 31, 1997, 1996  and 1995 ............................................ F-6

Notes to consolidated financial statements .................................... F-8

(a)(2) FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation as of
 December 31, 1997 ............................................................ S-1

Schedules, other than those listed, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Ambassador Apartments, Inc.


     We have audited the accompanying consolidated balance sheets of Ambassador Apartments, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2) . These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Apartments, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                        Ernst & Young LLP

Chicago, Illinois
January 30, 1998
except for Note 19, as to which the date is March 5, 1998

                         AMBASSADOR APARTMENTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                              1997                  1996
                                                                       -------------         -------------
ASSETS
Rental property:
   Land........................................................         $     88,610         $      82,124
   Buildings and improvements..................................              456,071               407,002
   Furniture and equipment.....................................                7,073                 6,166
                                                                       -------------         -------------
                                                                             551,754               495,292
Accumulated depreciation.......................................              (52,319)              (33,340)
                                                                       -------------         -------------
                                                                             499,435               461,952
Cash and cash equivalents......................................                4,448                 4,002
Escrow deposits - restricted...................................               30,588                30,897
Escrowed bond funds - restricted...............................                  250                   549
Note receivable - officer......................................                   --                 1,000
Accounts receivable............................................                1,586                 1,870
Investment in and advances to unconsolidated real estate
   limited partnerships........................................                1,243                 4,549
Deferred financing costs, net..................................               15,404                 9,640
Other..........................................................                4,222                 1,325
                                                                       -------------         -------------
Total assets...................................................        $     557,176         $     515,784
                                                                       =============         =============

LIABILITIES AND EQUITY
Bonds payable..................................................        $     313,097         $     279,355
Notes payable..................................................               74,552                79,974
Accrued interest...............................................                  554                   913
Real estate taxes payable......................................                2,348                 3,837
Tenant security deposits.......................................                2,480                 2,231
Accounts payable and other liabilities.........................                2,827                 2,138
Distributions/dividends payable................................                  867                   750
                                                                       -------------         -------------
Total liabilities..............................................              396,725               369,198
                                                                       -------------         -------------
Minority interest..............................................               28,271                32,006

Preferred Stock, $.01 par value; 20,000,000 shares authorized,
   1,351,351 shares of Class A Senior Cumulative Convertible
   Preferred Stock issued and outstanding......................               24,132                24,132
Stockholders' equity:
   Common Stock, $.01 par value; 100,000,000 shares authorized,
     10,552,180 and 8,958,525 shares issued and outstanding at
     December 31, 1997 and 1996, respectively..................                  106                    90
   Additional paid-in capital..................................              147,414               112,975
   Dividends in excess of accumulated earnings.................              (39,472)              (22,617)
                                                                       -------------         -------------
Total stockholders' equity.....................................              108,048                90,448
                                                                       -------------         -------------
Total liabilities and equity...................................        $     557,176         $     515,784
                                                                       =============         =============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AMBASSADOR APARTMENTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)




                                                                          YEAR ENDED             YEAR ENDED            YEAR ENDED
                                                                          DECEMBER 31,           DECEMBER 31,          DECEMBER 31,
                                                                              1997                   1996                  1995
                                                                         -------------          -------------         -------------
REVENUES:
Rental........................................................           $    86,183            $   64,842            $   49,966
Other.........................................................                 7,146                 5,352                 3,415
                                                                         -------------          -------------         -------------
Total revenues................................................                93,329                70,194                53,381
Expenses:
Property operating............................................                23,241                16,853                13,477
Real estate taxes.............................................                 8,016                 6,327                 5,255
General and administrative....................................                 6,868                 5,225                 3,612
Depreciation..................................................                18,979                13,430                 8,894
Advertising and marketing.....................................                 1,701                 1,329                 1,088
Repairs and maintenance.......................................                 2,914                 2,522                 1,754
Financing fees................................................                 3,025                 3,272                 1,466
Bad debt......................................................                   216                   434                   584
Interest......................................................                22,569                14,145                 8,903
Amortization of deferred financing fees.......................                 1,393                 1,829                 2,792
(Income) losses from investment in unconsolidated real estate
  limited partnerships........................................                  (405)                 (233)                  320
Merger related costs..........................................                   524                   --                     --
                                                                         -------------          -------------         -------------
Total expenses................................................                89,041                65,133                48,145
                                                                         -------------          -------------         -------------
Income before minority interest, gain on sale of rental
  property, loss on sale of investment, loss  on sale of
  interest rate cap, and extraordinary item...................                 4,288                 5,061                 5,236
Income allocated to minority interest.........................                (1,237)               (1,883)                 (615)
                                                                         -------------          -------------         -------------
Income before gain on sale of rental property, loss on sale of investment, loss on sale of interest rate cap and
  extraordinary item..........................................                 3,051                 3,178                 4,621
Gain on sale of rental property, net of minority interest.....                    --                    --                   966
                                                                         -------------          -------------         -------------
Income before loss on sale of investment, loss on sale of
  interest rate cap and extraordinary item....................                 3,051                 3,178                 5,587
Loss on sale of investment, net of minority interest..........                  (509)                   --                    --
                                                                         -------------          -------------         -------------
Income before loss on sale of interest rate cap and
  extraordinary item..........................................                 2,542                 3,178                 5,587
Loss on sale of interest rate cap, net of minority interest...                    --                (2,084)                   --
                                                                         -------------          -------------         -------------
Income before extraordinary item..............................                 2,542                 1,094                 5,587
Extraordinary item, net of minority interest..................                (1,384)               (4,653)                4,360
                                                                         -------------          -------------         -------------
Net income (loss).............................................                 1,158                (3,559)                9,947
Income allocated to preferred stockholders....................                 2,296                   851                    --
                                                                         -------------          -------------         -------------
Net (loss) income applicable to common stockholders...........           $    (1,138)            $  (4,410)            $   9,947
                                                                         =============          =============         =============
BASIC EARNINGS PER SHARE OF
    COMMON STOCK:
(Loss) income per weighted average share
  of common stock outstanding:
Before extraordinary item.....................................           $      0.02            $     0.03            $     0.62
Extraordinary item............................................                 (0.14)                (0.52)                 0.49
                                                                         -------------          -------------         -------------
Net (loss) income.............................................           $     (0.12)            $   (0.49)            $    1.11
                                                                         =============          =============         =============
DILUTED EARNINGS PER SHARE OF
    COMMON STOCK:
(Loss) income per weighted average share
of common stock outstanding:
Before extraordinary item.....................................           $      0.03            $     0.03            $     0.62
Extraordinary item............................................                 (0.14)                (0.52)                 0.49
                                                                         -------------          -------------         -------------
Net (loss) income.............................................           $     (0.11)            $   (0.49)            $    1.11
                                                                         =============          =============         =============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         AMBASSADOR APARTMENTS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)





                                                                        YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                1997             1996             1995
                                                           ----------       ----------       ----------
COMMON STOCK
Balance, beginning of year.........................        $      90        $      90        $      90
  Net proceeds from common stock offering..........               13               --               --
  Proceeds from exercise of stock options..........                2               --               --
  Conversion of common units to common stock
    by minority interest...........................                1               --               --
                                                           ----------       ----------       ----------
Balance, end of year...............................        $     106        $      90        $      90
                                                           ==========       ==========       ==========
ADDITIONAL PAID-IN CAPITAL

Balance, beginning of year.........................        $ 112,975        $ 112,957        $ 112,943
  Net proceeds from common stock offering..........           28,833               --               --
  Proceeds from exercise of stock options..........            3,193               --               --
  Conversion of common units to common stock
    by minority interest...........................            1,090               --               --
  Principal payments on notes receivable for
    issuance of common units.......................            1,323               18               14
                                                           ----------       ----------       ----------
Balance, end of year...............................        $ 147,414        $ 112,975        $ 112,957
                                                           ==========       ==========       ==========
DIVIDENDS IN EXCESS OF
 ACCUMULATED EARNINGS

Balance, beginning of year.........................        $ (22,617)       $  (3,874)       $  (3,071)
  Net (loss) income applicable to common
    stockholders...................................           (1,138)          (4,410)           9,947
  Dividends to common stockholders.................          (15,717)         (14,333)         (10,750)
                                                           ----------       ----------       ----------
Balance, end of year...............................        $ (39,472)       $ (22,617)       $  (3,874)
                                                           ==========       ==========       ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         AMBASSADOR APARTMENTS, INC.
               CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS
                            (DOLLARS IN THOUSANDS


                                                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                     1997             1996             1995
                                                                  -----------      -----------      -----------
OPERATING ACTIVITIES
 Net income (loss).....................................           $    1,158       $  (3,559)       $   9,947
 Adjustments to reconcile net income(loss)  to net cash
   provided  by operating activities:
   Depreciation........................................               18,979          13,430            8,894
   Bad debt expense....................................                  216             434              584
   Amortization of deferred financing fees.............                1,393           1,829            2,792
   (Income) losses from investment in unconsolidated
     real estate limited partnerships..................                 (405)           (233)             320
   Income allocated to minority interest...............                1,237           1,883              615
   Gain on sale of rental property, net of minority
     interest..........................................                   --              --             (966)
   Loss on sale of investment, net of minority interest                  509              --               --
   Loss on sale of interest rate cap, net of minority
     interest..........................................                   --           2,084               --
   Extraordinary item, net of minority interest........                1,384           4,653           (4,360)
   Write-off of deferred letter of credit fees.........                   --              --            1,374
   Changes in operating assets and liabilities:
     Accounts receivable...............................                   68          (1,074)            (448)
     Other assets......................................               (2,897)           (706)            (182)
     Accrued interest..................................                 (359)            913              (92)
     Real estate taxes payable.........................               (1,489)         (1,161)           1,925
     Tenant security deposits..........................                  249             599              526
     Accounts payable and other liabilities............                  689              (5)             663
                                                                  ----------       ----------       ----------
 Net cash provided by operating activities.............               20,732          19,087           21,592
                                                                  ----------       ----------       ----------

INVESTING ACTIVITIES:
 Purchase of rental property ..........................              (24,179)        (59,951)         (55,565)
 Improvements to rental property.......................              (19,033)        (16,189)         (12,227)
 Advances to unconsolidated real estate limited
   partnerships........................................                   --         (39,883)              --
 Repayment from unconsolidated real estate limited
   partnerships........................................                3,183          36,048               --
 Repayment of note receivable - officer................                1,000              --               --
 Net proceeds from sale of rental property.............                   --              --            7,650
 Contribution to unconsolidated real estate limited
   partnerships........................................                   --              --              (28)
 Distribution from unconsolidated real estate limited
 partnerships..........................................                   --              --            1,640
                                                                  ----------       ----------       ----------
 Net cash used in investing activities.................              (39,029)        (79,975)         (58,530)
                                                                  ----------       ----------       ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         AMBASSADOR APARTMENTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                     1997             1996             1995
                                                                  -----------      -----------      -----------
FINANCING ACTIVITIES:
 Net proceeds from common stock offering..............            $   28,846       $       --       $       --
 Capital contributions from Investor I and II.........                    --           23,000               --
 Net proceeds from preferred stock offering...........                    --           24,132               --
 Decrease (increase) in escrow deposits...............                   309          (17,952)         (12,945)
 Decrease in escrowed bond funds-restricted...........                   299            2,230            1,035
 Financing fees.......................................                (8,147)          (9,762)          (5,587)
 Proceeds from sale of interest rate cap..............                    --            1,485               --
 Proceeds from bonds payable..........................                68,805           34,305           42,015
 Payment to sinking fund..............................                    --               --             (550)
 Purchase of bonds payable............................                    --          (12,217)         (15,053)
 Repayment of bonds payable...........................               (48,313)              --               --
 Proceeds from notes payable..........................                87,941          145,721          102,362
 Repayment of notes payable...........................               (93,363)        (113,744)         (55,631)
 Premium paid on redemption of bonds..................                  (556)
 Proceeds from exercise of stock options..............                 3,195               --               --
 Principal payments on notes receivable for
  issuance of common units............................                 1,323               18               14
 Proceeds from sale of common units...................                   100               --               --
 Dividends paid to common stockholders................               (15,717)         (14,333)         (14,333)
 Dividends paid to preferred stockholders.............                (2,279)            (284)              --
 Distributions paid to minority interest..............                (3,700)          (2,979)          (1,543)
                                                                  ----------       ----------       ----------
 Net cash provided by financing activities............                18,743           59,620           39,784
                                                                  ----------       ----------       ----------
 Net increase (decrease)  in cash.....................                   446           (1,268)           2,846
 Cash and cash equivalents at beginning of year.......                 4,002            5,270            2,424
                                                                  ----------       ----------       ----------
 Cash and cash equivalents at end of year.............            $    4,448       $    4,002       $    5,270
                                                                  ==========       ==========       ==========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Ambassador Apartments, Inc. ("Ambassador") was organized in Maryland on April 15, 1994, and completed an initial public offering (the "Offering") on August 31, 1994. Ambassador expects to continue to make an election to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 ("the Code"), as amended, for Federal income tax purposes.

     Ambassador is the sole general partner of Ambassador Apartments, L.P., a Delaware limited partnership (the "Operating Partnership") and owns 10,552,180 common units of partnership interest ("Common Units") and 1,351,351 preferred units of partnership interest (the "Class A Preferred Units") as of December 31, 1997. These units represent 92.2% and 100% of outstanding Common Units and Class A Preferred Units, respectively, as of December 31, 1997. Dividends declared or paid to holders of Ambassador's common stock ("Common Stock") and its Class A Senior Cumulative Preferred Stock ("Class A Preferred Stock") are based upon such distributions received by Ambassador with respect to its Common Units and Class A Preferred Units.

     Unless the context requires otherwise, all references to the Company herein mean Ambassador Apartments, Inc. and those entities owned or controlled by Ambassador Apartments, Inc., including the Operating Partnership. The Company accounts for three joint ventures using the equity method of accounting. The Company has a 50% ownership interest in Williamsburg Limited Partnership ("Williamsburg"), a 50% ownership interest in Brook Run Associates, and a 49.6% interest in G.P. Municipal Holdings, L.L.C. ("G.P. Holdings") (see
Note 4). Total assets, liabilities and net income for G.P. Holdings as of and for the year ended December 31, 1997 is $658,100, $643,620 and $-0-, respectively. The joint venture partners of Williamsburg and G.P. Holdings are affiliated entities of the Company.

     The Company is a self-administered and self-managed REIT engaged in the ownership and management of residential rental properties leased primarily to middle-income tenants. As of December 31, 1997, the Company owns interests in 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee, and Texas. The Company's principal markets with more than 1,000 units each include Phoenix and Tucson, Arizona; Tampa, Florida; Atlanta, Georgia; and Austin, Houston, and San Antonio, Texas.

     At December 31, 1997, the interests of the Company are represented by two types of partnerships (collectively, the "Company Partnerships"): 1) partnerships in which the Company owns certain properties (the "Property Partnerships"), and, 2) real estate limited partnerships in which the Company owns a joint venture interest (the "Joint Venture Partnerships"). The following tables set forth the Company Partnerships and their corresponding operating properties.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     PROPERTY PARTNERSHIPS                       OPERATING PROPERTIES
--------------------------------  ------------------------------------------------
Ambassador I, L.P...............  Privado Park       Quail Ridge        Windridge
                                  Shadow Creek       Tierra Bonita      Bent Oaks
                                  Vista Ventana      The Stratford      Mountain View
Ambassador II, L.P..............  LaJolla de Tucson  Heather Ridge      Pine Shadows
                                  Legend Oaks        Cedar Creek        Hidden Lake
Ambassador III, L. P............  Sun Lake
Ambassador IV, L.P..............  Falls of Bells Ferry
Ambassador VI, L.P..............  Cypress Ridge      Madera Point
                                  Broadmoor          Stonybrook
Ambassador VII, L.P.............  Coral Cove         Summit Creek
                                  Tatum Gardens      Westway Village
Ambassador VIII, L.P............  Eagle's Nest       Harbor Cove        The Mills
                                  Cape Cod           Prime Crest        Shallow Creek
                                  LaJolla            Royal Crest        Franklin Oaks
                                  Mesa Ridge         Aspen Hills        Crossings of Bellevue
                                  Braesview          Brookdale Lakes    Park Colony
                                  Sandalwood         Trails of Ashford  Crossroads
Ambassador X, L.P...............  Palencia
Ambassador XI, L.P..............  Courtney Park      Country Club West
Ambassador/CRM Florida Partners
 Limited Partnership............  Arbors             Village Crossing
                                  Ocean Oaks         Haverhill Commons
JOINT VENTURE PARTNERSHIPS
Williamsburg Limited Partnership  Williamsburg
Brook Run Associates............  Brook Run
G.P. Municipal Holdings, LLC....  N/A

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(a) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Ambassador, the Operating Partnership and all entities in which Ambassador has majority interest or control. The effects of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     Investments in Joint Venture Partnerships which the Company does not have a majority interest in, or control of, are accounted for on the equity method, except that any gains or losses of Williamsburg resulting from financing transactions are allocated to the Company, the managing general partner of Williamsburg. To the extent the Company's investment basis differs from its share of the capital of an unconsolidated Joint Venture Partnership, such difference is amortized over the depreciable life (20 years) of the unconsolidated Joint Venture Partnership's investment assets.

(b) Revenue Recognition

     Rental revenue is recognized as income in the period earned.

(c) Renovation Costs

     All property renovation costs, including construction, architectural design and other similar renovation costs incurred during the renovation period, are capitalized to rental property.

(d) Cash Equivalents

     All highly liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.

(e) Rental Property

     Rental property is carried at cost. The Company evaluates its rental properties periodically for indicators of impairment, including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If rental property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. No impairment losses are included in the accompanying financial statements.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:


Building...................   30-40 years
Building improvements......    5-30 years
Furniture and equipment....    3-12 years

     Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over
their estimated useful life.   In addition, initial   "turnover"  costs such as
electrical, plumbing, and painting generally incurred during the renovation, re-tenanting, and stabilization period subsequent to an acquisition, which are necessary to restore apartments units to their intended use, are capitalized and depreciated over their estimated useful lives.

     Leasing costs, such as commissions, locator fees, and other costs incurred in connection with renting the Company's apartment units, are amortized on a straight-line basis over a period of nine months. The amortization period is consistent with the weighted average life of the associated lease agreements.

(f) Income Taxes

     The Company expects to continue to make an election to qualify as a REIT. Under the applicable provisions of the Internal Revenue Code of 1986, as amended, a REIT will generally not be subject to Federal income tax so long as it distributes at least 95% of its REIT taxable income to its shareholders and complies with certain other requirements. Even if the Company qualifies as a non-taxable entity for Federal income tax purposes, the Company may be subject to certain state or local taxes on its income and property depending on the tax laws of particular states.

     As of December 31, 1997 the bases of the Company's net assets reported in the Company's consolidated financial statements exceeded the tax bases by approximately $13.2 million.

(g) Deferred Financing Costs

     Deferred financing costs include costs incurred to obtain long-term financing and interest rate protection agreements. The deferred financing costs are being amortized over the terms of their respective agreements on a straight-line basis. During 1997, unamortized deferred financing costs of approximately $990,000 were written off due to refinancing the secured revolving line of credit (see Note 16).

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     During 1996, unamortized deferred financing costs of approximately $9.8 million were fully amortized due to the sale of the interest rate cap, early repayment of bridge financing, and reissuance of certain bonds in connection with replacement of credit enhancement.

     During 1995, unamortized deferred financing costs were written off upon the Company's acquisition of its fixed rate bonds, termination of standby purchase agreements with a financial institution, and the Company's sale of the Laurelwood property. The total unamortized financing costs written off due to the transactions mentioned above was approximately $2.0 million.


                            1997      1996     1995
                          --------  --------  -------
Deferred financing costs   $33,705   $25,558  $15,796
Accumulated amortization   (18,301)  (15,918)  (4,266)
                          --------  --------  -------
                           $15,404    $9,640  $11,530
                          ========  ========  =======

h) Earnings Per Share of Common Stock

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

(i) Derivative Financial Instruments

     The Company has entered into interest rate swap transactions to modify the interest characteristics with respect to certain of its variable rate bonds (see Note 4). The agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable rates over the life of the agreement without an exchange for the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense during the period to which the payment or receipt relates. The related amount payable to or receivable from the counterparty is included in accrued interest or accounts receivable. The fair value of any swap agreement that qualifies as a hedge is not recognized in the financial statements. The gain or loss on termination of an interest rate swap agreement is deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contractual life of the terminated swap agreement. In the event of the early extinguishment of the related debt, any realized or unrealized gain or loss from the swap is recognized in income coincident with the extinguishment. Swap agreements or specific notional components thereof that do not qualify as a hedge of the Company's interest rate risk are recorded at fair value.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company purchased interest rate protection (interest rate caps) to hedge its exposure to increases in interest costs for certain other of its variable rate bonds (see Note 4). The premium paid for the Company's interest rate protection is included in deferred financing costs and is amortized ratably over the term of the related interest rate protection agreement. Payments received as a result of the specified interest rate index exceeding the strike price are accrued in accounts receivable and are recognized as a reduction of interest expense (the accrual accounting method). Upon any termination of the interest rate protection agreement, any gain or loss is recognized in income coincident with the termination.

     The Company is exposed to credit loss in the event of non-performance by counterparties on the interest swap agreements, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

(j) Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(k) Stock Based Compensation

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 and has recognized no compensation expense in the statements of operations relating to grants awarded under its stock compensation plans. Unaudited pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied, are presented in
Note 8.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. MINORITY INTEREST

     Certain affiliated entities and senior executives of the Company (the "Limited Partners") hold 895,318 Common Units as limited partners of the Operating Partnership as of December 31, 1997. The Operating Partnership made loans to certain senior executives of the Company to acquire Common Units, which are pledged as collateral for the loans. The partners' equity of the Operating Partnership is reduced by the outstanding balance of these loans. However, the minority interest percentage in the Operating Partnership includes such Common Units because these executives will receive all of the benefits of a Common Unit holder.

     Terms of the loans are as follows:


                                  MATURITY
              ORIGINAL   DATE OF  DATE OF      BALANCE AT          COMMON UNIT
               AMOUNT     LOAN     LOAN     DECEMBER 31, 1997  ACQUIRED AND PLEDGED
             ----------  -------  --------  -----------------  --------------------
Loan A (i)   $1,350,000  8/31/94   8/31/04        $    --            84,375
Loan B (i)      250,000  8/31/94   8/19/98        240,000            15,625
Loan C (ii)     700,000   4/7/97   6/30/00        700,000            32,990

      (i) Loan bears interest at the prime rate (8.50% at December 31, 1997) plus 0.50% per annum. Requires quarterly principal and interest payments.

      (ii) Loan bears interest at 6.38% per annum.
           Requires quarterly interest-only payments.

     The Common Units held by Limited Partners have the same characteristics as shares of Common Stock in as much as they share proportionately in any distributions of the Operating Partnership. The minority interest ownership percentage is calculated by dividing the number of Common Units held by Limited Partners divided by the total number of outstanding Common Units.

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

     In return for a capital contribution of $17.8 million, a Japanese corporation ("Investor I") received a 50.4% limited partnership interest in Jupiter-I, L.P. In return for a capital contribution of $5.2 million, a Japanese individual ("Investor II") received a 50.4% limited partnership interest in Jupiter-II, L.P. The Company used the proceeds to pay approximately $1.4 million of placement fees and formation costs for Jupiter-I, L.P. and Jupiter-II, L.P. and approximately $21.6 million to repay principal outstanding on the Company's secured revolving line of credit. The Company treats

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as minority interest any profits and losses allocated to Investor I and Investor II in accordance with the respective partnership agreements of Jupiter-I, L.P. and Jupiter-II, L.P.

     The partnership agreements of Jupiter-I, L.P. and Jupiter-II, L.P. provide that profits and losses will generally be distributed to the partners as follows. All depreciation of the applicable properties are to be allocated to the partners in proportion to their respective ownership percentages. All other profit and loss (excluding depreciation) from the applicable properties are to be allocated to the partners in proportion to the amount of cash distributed to each partner during the year.

     To the extent available, the following cash distributions will be made from Ambassador I, L.P. to the partners of Jupiter-I, L.P. First, Investor I receives an 8.5% per annum cumulative priority return on its original investment, paid monthly in arrears. Second, the Company receives an 8.5% per annum cumulative priority return on its capital contribution (as defined) into Jupiter-I, L.P., paid monthly in arrears. Third, the Company receives excess cash flow up to a specified amount (as defined), paid quarterly in arrears. Fourth, any remaining excess cash flow from Ambassador I, L.P. is paid quarterly in arrears, 30% to Investor I and 70% to the Company.

     To the extent available, the following cash distributions will be made from Ambassador VII, L.P. to the partners of Jupiter-II, L.P. First, Investor II receives an 8.5% per annum cumulative priority return on its original investment, paid monthly in arrears. Second, the Company receives an 8.5% per annum cumulative priority return on its capital contribution (as defined) into Jupiter-II, L.P., paid monthly in arrears. Third, the Company receives excess cash flow up to a specified amount (as defined), paid quarterly in arrears. Fourth, any remaining excess cash flow from Ambassador VII, L.P. is paid quarterly in arrears, 30% to Investor II and 70% to the Company.

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

3.   MERGER

     On December 23, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Apartment Investment and Management Company ("AIMCO"), an owner and manager of multifamily apartment properties, based in Denver, Colorado. Pursuant to the Merger Agreement, the Company will be merged with and into AIMCO (the "Merger"), with AIMCO as the surviving corporation. Upon consummation of the Merger, each outstanding share of the Company's Common Stock other than Common Stock held by the Company or AIMCO, will
                                      F-15

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




be converted into the right to receive that number of shares of AIMCO's common stock ("AIMCO Common Stock") equal to the quotient (rounded to the nearest 1/1000) (the "Conversion Ratio") determined by dividing $21.00 by the AIMCO Index Price. The term "AIMCO Index Price" means the aggregate of the average of the high and low sales prices of AIMCO Common Stock, as reported on the New York Stock Exchange ("NYSE"), on each of the twenty consecutive NYSE trading days ending on the fifth NYSE trading day immediately preceding the effective time of the merger ("Effective Time"), divided by 20. Notwithstanding the foregoing, if the Conversion Ratio calculated pursuant to the foregoing is greater than 0.583, then, at AIMCO's option, the Conversion Ratio to be used shall be either the Conversion Ratio as calculated pursuant to the foregoing or
0.583 (so long as the Merger would continue to qualify as a reorganization under Section 368(a) of the Code). If AIMCO opts for the Conversion Ratio to equal 0.583, then, in addition to 0.583 shares of AIMCO Common Stock, AIMCO will pay to each holder of Common Stock for each share of Common Stock held by such shareholder an amount in cash equal to (i) $21.00 minus (ii) the product of the AIMCO Index Price and 0.583. In lieu of any fractional shares of AIMCO Common Stock, each holder of Common Stock who would otherwise be entitled to receive such fractional shares will be paid cash equal to the product of such fractional shares and the AIMCO Index Price. The Merger is subject to a number of conditions, including the approval by the stockholders of the Company.
Costs related to the Merger are expensed as incurred and approximated $524,000 for the year ended December 31, 1997.

     In the Merger Agreement, AIMCO and the Company agreed that the parties will use their reasonable best efforts to effect a business combination (the "OP Reorganization") of the Operating Partnership with AIMCO Properties, L.P., a Delaware limited partnership ("AIMCO Operating Partnership") immediately following the Effective Time, with the AIMCO Operating Partnership as the surviving entity, which business combination will have, to the extent possible, for the holders of units representing interests in the Operating Partnership ("Common Units"), the same economic and tax consequences for the holders of Common Units as the Merger has for holders of Common Stock. If a business combination is not effected due to the failure to obtain consents of all persons entitled to give or withhold such consents which are necessary for such business combination, then (i) the partnerships shall remain and be operated to separate entities and (ii) AIMCO will execute and deliver to each limited partner in the Operating Partnership the agreement contemplated by a certain Exchange Rights Agreement of the Company and be bound thereby, relating to the exchange rights of holders of Common Units.

     The Merger Agreement also provides that at or prior to the Effective Time, the Company will call for redemption the limited partnership interests not owned by the Company or its affiliates in Jupiter-I, L.P. and Jupiter-II, L.P. (the "Jupiter Redemption") in accordance with their respective partnership agreements and subject to and simultaneously with the Effective Time, AIMCO will provide the funds for, and cause payment to be made in respect of, the redemption thereof upon the Effective Time.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Merger Agreement provides that prior to the Effective Time, the Board of Directors of the Company (the "Board") will call for the redemption of all outstanding shares of the Preferred Stock of the Company in accordance with, and at a redemption price equal to the amount set forth in Section 8(a) of the Articles Supplementary of the Company with respect thereto, to be effective simultaneously with, and to be conditioned upon, the occurrence of, the Effective Time. Notwithstanding the foregoing, the parties convert such stock into Common Stock in the manner set forth in such Articles Supplementary. To the extent any Preferred Stock shall not have been converted as of the Effective Time, AIMCO will provide the funds for, and cause payment to be made in respect of, the redemption thereof on the date of the Effective Time.

     In addition to its regular quarterly dividends, the Company expects to declare a special dividend with a record date prior to the Effective Time which will result in its stockholders receiving an amount per share equal to the product of (x) the difference between (a) the Company's most recent quarterly dividend amount (appropriately adjusted by any stock splits and the like) and
(b) the product of the Conversion Ratio (as determined pursuant to the Merger Agreement) and AIMCO's most recent quarterly dividend amount (appropriately adjusted for any stock splits and the like) and (y) the number of days which shall have elapsed through and including the day immediately prior to the day of the Effective Time since the end of the most recent calendar quarter (as of the Effective Time) for which the Company's dividend record date has occurred, divided by 91. Concurrent and equivalent per unit distributions for the benefit of holder Common Units shall be made in connection with the special dividend.

     Pursuant to the Merger Agreement, immediately prior to the Effective Time, each outstanding stock option issued by the Company ("Stock Options") will become fully vested and exercisable. Pursuant to the Merger Agreement, holders of Stock Options may elect prior to the Effective Time to have the Stock Options
with respect to which such election is made canceled, and, in   consideration
for such cancellation, each such electing holder shall receive on the day of the Effective Time for each share subject to the Stock Options for which such election is made, an amount (subject to any applicable withholding tax) in cash equal to the excess, if any, of $21.00 over the per share exercise price of such Stock Option. Pursuant to the Merger Agreement, as of the Effective Time, each outstanding Stock Option for which such an election has not been made shall be converted into an option (or a new substitute option shall be granted) to purchase the number of shares of AIMCO Common Stock (rounded up to the nearest whole share) equal to the number of shares of Common Stock subject to such option multiplied by the Conversion Ratio (as calculated pursuant to the definition thereof, without regard to the proviso regarding AIMCO's election) at an exercise price per share of Common Stock (rounded down to the nearest penny) equal to the former exercise price per share of Common Stock under such option divided by the Conversion Ratio (as calculated pursuant to the definition thereof, without regard to the proviso regarding AIMCO's election), subject to adjustment based on the applicability of certain provisions of the Code. Except as provided above, the converted or substituted Stock Options shall be subject to the same terms and

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


conditions (including without limitation, expiration date, vesting and exercise provisions) as were applicable to Stock Options immediately prior to the Effective Time, except that all converted or substituted Stock Options shall be vested and fully exercisable and optionees may exercise their options through the expiration date unless their employment is terminated for cause or they are removed as directors for cause.

     Under certain circumstances under the Merger Agreement, the Company may be required to pay a "Break-Up Fee" and "Break-Up Expenses" (both as defined in the Merger Agreement) to AIMCO if the Merger does not occur. The maximum amount payable by the Company is $9.7 million.

                         AMBASSADOR APARTMENTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. DEBT (A)

                                          (IN 000' S)
                                      -------------------
                                          DECEMBER 31,    MATURITY
                                        1997      1996      DATE
                                      --------  --------  --------
           BONDS PAYABLE:
           Brookdale Lakes (B) (D)    $ 14,800  $ 14,800     12/26
           Eagle's  Nest (B) (D)         5,200     5,200     12/21
           Cape Cod (B) (D)              8,100     8,100     12/21
           LaJolla (B) (D)              10,000    10,000     12/21
           Mesa Ridge (B) (D)            5,100     5,100     12/21
           Braesview (B) (D)            20,500    20,500     12/21
           Harbor Cove (B) (D)           5,900     5,900     12/21
           Prime Crest (B) (D)           2,400     2,400     12/21
           Royal Crest (B) (D)           3,400     3,400     12/21
           Aspen Hills (B) (D)           9,800     9,800     12/21
           Shallow Creek (B) (D)         2,300     2,300     12/26
           Shallow Creek (C) (D)         2,300        --     12/26
           Franklin Oaks (B) (D)        17,700    17,700     12/21
           Crossings of Bellevue
            (B) (D) (Q)                  8,540     8,572     12/27
           The Mills (B) (D)            14,575    14,575     12/26
           Sandalwood (C) (D)            4,000        --     12/36
           Trails of Ashford (B) (D)     9,050        --     12/36
           Crossroads (B) (D)            6,000        --     12/36
           Privado Park (B) (D)          9,200     9,200     12/33
           Shadow Creek (B) (D)          5,600     5,600     12/33
           Vista Ventana (B) (D)         6,400     6,400     12/33
           Quail Ridge (B) (D)           6,400     6,400     12/33
           Tierra Bonita (B) (D)         6,000     6,000     12/33
           The Stratford (B) (D)         5,945     5,945     12/21
           Windridge (B) (D)             6,270     6,270     12/21
           Bent Oaks (B) (D)             4,400     4,400     12/23
           Sun Lake (E)                 15,287    15,478     10/25
           Falls of Bells Ferry (F)     28,335    28,935     02/09
           Cypress Ridge (G) (H)         4,250     4,250     06/26
           The Broadmoor (G) (H)         6,000     6,000     06/26
           Madera Point (G) (H)          7,180     7,180     06/26
           Madera Point (I)                887        --     06/27
           Stonybrook (I)                4,028        --     10/12
           Palencia (J)                 13,250        --     03/24
           The Arbors (K) (L)            7,605     7,280     10/27
           Ocean Oaks (K) (L)           10,295    10,920     10/27
           Village Crossing (K) (L)      7,000     9,800     10/27
           Haverhill Commons (K) (L)     9,100    10,950     10/27
                                      --------  --------
           Total Bonds Payable        $313,097  $279,355
                                      ========  ========


                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (IN 000' S)
                           -------------------
                              DECEMBER 31,     MATURITY
                             1997      1996      DATE
                           --------  --------  --------
NOTES PAYABLE:
Bank One Loan (M)          $     --  $ 63,950        --
NACC Revolving Loan (M)      35,250        --     12/98
CLNY Unsecured Line (N)       2,010        --     05/98
Coral Cove (O)                3,999     4,031     04/26
Tatum Gardens (O)             3,456     3,483     04/26
Summit Creek (O)              3,555     3,583     04/26
Westway Village (O)           4,888     4,927     04/26
Country Club West (P)        11,344        --     03/27
Courtney Park (P)            10,050        --     03/27
                           --------  --------
Total Notes Payable        $ 74,552  $ 79,974
                           ========  ========

(A) Debt is collateralized by substantially all of the assets of the respective Property Partnerships.

(B) Permanent financing for these properties has been provided by variable rate tax-exempt revenue bonds (the "Bonds"). Under the terms of the bond loan agreements, the respective issuing Property Partnerships are to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Bonds. The rates ranged from 3.00% to 5.67% for the year ended December 31, 1997, from 2.5% to 7.0% for the year ended December 31, 1996, and from 2.7% to 6.0% for the year ended December 31, 1995. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the respective Property Partnership. A bondholder may tender the Bonds during the variable interest rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents will immediately remarket the Bonds. In the event the remarketing agents fail to remarket any of the Bonds, the Property Partnerships are obligated to purchase those Bonds, for which they may draw on the appropriate credit enhancement facility. The remarketing agents receive a fee of 0.08% per annum of the outstanding Bond balance, payable quarterly in arrears. Such fees are included as financing fees in the accompanying consolidated statements of operations.

     Under the terms of the bond loan agreements, the Bond proceeds were deposited in escrow accounts with trustee third-party banks. The Bond funds were used for development costs including the acquisition and rehabilitation of the properties owned by the Property Partnerships. As of December 31, 1997, approximately $250,000 remains in escrow for future renovation programs.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(C) Permanent financing for these properties has been provided by variable rate taxable bonds (the "Taxable Bonds"). Under the terms of the bond loan agreements, the respective issuing Property Partnerships are to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Taxable Bonds. The rates ranged from 5.55% to 6.70% for the period ended December 31, 1997. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the respective Property Partnership. A bondholder may tender the Taxable Bonds during the variable interest rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents will immediately remarket the Taxable Bonds. In the event the remarketing agents fail to remarket any of the Taxable Bonds, the Property Partnerships are obligated to purchase those Taxable Bonds, for which they may draw on the appropriate credit enhancement facility. The remarketing agents receive a fee of 0.08% per annum of the outstanding Taxable Bond balance, payable quarterly in arrears. Such fees are included as financing fees in the accompanying consolidated statements of operations.

(D) Credit enhancement has been issued by Federal National Mortgage Association ("FNMA") in a single facility (the "FNMA Facility") on approximately $216.4 million of variable rate tax-exempt and variable rate taxable bonds associated with 27 of the Company's properties (and Williamsburg). FNMA has established three separate mortgage pools as collateral for providing credit enhancement on the bonds. The first pool collateralizes $143.4 million of variable rate tax-exempt bonds and $6.3 million of variable rate taxable bonds relating to eighteen properties owned by Ambassador VIII, L.P. The carrying value of the eighteen properties in the first pool was approximately $191.9 million at December 31, 1997. The second pool collateralizes $50.2 million of variable rate tax-exempt bonds relating to eight properties owned by Ambassador I, L.P. The carrying value of the nine properties in the second pool was approximately $68.2 million at December 31, 1997. The third pool collateralizes $16.5 million of variable rate tax-exempt bonds relating to the Williamsburg property, whose carrying value approximated $14.8 million at December 31, 1997. The credit enhancement agreements are collateralized by first mortgages on each of the properties. FNMA is entitled to credit enhancement fees on the FNMA Facility at a weighted average rate of 1.04% per annum of the base value of the bonds, less any cash collateral. FNMA also receives a reserve fee of 0.38% per annum on the amount of cash collateral with respect to the FNMA Facility. The credit enhancement and reserve fees are payable monthly in advance. Pursuant to the terms of the FNMA Facility agreements, the Company is subject to certain financial covenants, including a 1.90 to 1.0 consolidated interest coverage ratio, as defined, and a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt service ratio of 1.75 to 1.0, as defined.

     At December 31, 1997 and 1996, the Company has posted $26.0 million ($6.0 million in cash and a $20 million standby commitment) and $15.2 million, respectively, as additional

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     collateral with FNMA in an interest bearing escrow account. The Company is also making monthly principal reserve payments of approximately $326,000 to FNMA which will be used to redeem bonds. The FNMA credit enhancement matures on December 1, 2021.

(E) Under the terms of the Sun Lake Bonds note agreement, the Company currently makes monthly principal and interest payment based on a 30-year amortization. The Sun Lake Bonds bear an all in interest rate of 6.49% and were issued by the Orange County Housing Finance Authority. The Sun Lake Bonds are also guaranteed by FNMA and mature on October 1, 2025. The guaranty is collateralized by a first mortgage on the property, whose carrying value approximated $24.9 million at December 31, 1997.

(F) Under the terms of the Falls of Bells Ferry (the "Falls Bonds") loan agreement, the issuing Property Partnership is to make interest payments calculated using a one-year fixed rate determined by the remarketing agents of the Falls Bonds which is adjusted annually on January 15. The rate was 3.65% at December 31, 1997 and 3.55% at December 31, 1996. Under certain conditions the interest rate on the Falls Bonds may be converted to a long-term fixed rate at the request of the Property Partnership.

     The Falls Bonds are collateralized by an irrevocable letter of credit issued by Guardian Savings and Loan Association ("Guardian"). Guardian is entitled to a letter of credit fee of 1% per annum of the outstanding amount of the letter of credit for the period from September 1, 1995 through August 15, 2004, and 2% per annum of the outstanding amount of the letter of credit from August 16, 2004 through August 15, 2006, and 2 1/2% per annum from August 16, 2006 through February 1, 2009. The letter of credit is collateralized by a mortgage on the property, whose carrying value approximated $30.7 million at December 31, 1997, and cash placed in escrow with Guardian of $2.7 million. The cash collateral will be used to fund annual sinking fund payments until the collateral is depleted. The letter of credit expires on February 1, 2009. The total commitment outstanding under the letter of credit at December 31, 1997 is approximately $29.5 million.

     A bondholder may tender the Falls Bonds during the one year fixed rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents shall immediately remarket the Falls Bonds. In the event the remarketing agents fail to remarket any of the Falls Bonds, the Property Partnership is obligated to purchase the Falls Bonds, for which it may draw on the letter of credit. The remarketing agents receive a fee of 0.325% per annum payable quarterly in arrears. Such fees are included as financing fees in the accompanying consolidated statement of operations.

(G) Permanent financing for these properties has been provided by fixed rate tax-exempt term bonds (the "Term Bonds"). Under the terms of the bond loan agreements, the respective

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     issuing Partnerships are to make interest-only payments using a fixed rate ranging from 5.3% to 6.35% depending upon the maturity date of each series of bonds. The Term Bonds are subject to mandatory redemption dates beginning on June 1, 2006 with final maturity of the Term Bonds on June 1, 2026.

(H) On October 1, 1996, the Company entered into insurance and indemnity agreements ("Insurance and Indemnity Agreements") with Financial Security Assurance, Inc. ("FSA") to provide credit enhancement for these three bond issues. The Company made a ten year prepayment of the insurance premium in the amount of $775,937, which is included in other assets and is being expensed over a ten year period. In addition, an annual insurance premium will be due in the amount of 0.6% per annum payable monthly in advance on the face amount of the bonds, commencing June 12, 2006. The Insurance and Indemnity Agreements have expiration dates consistent with the redemption dates of the bonds themselves with maturities that begin on June 1, 2006 with final maturity of the bonds on June 1, 2026. The Insurance and Indemnity Agreements are collateralized by first mortgages on the properties, whose carrying value approximated $21.9 million at December 31, 1997.

(I) On May 1, 1997, the Company sold at par approximately $4.0 million of tax-exempt bonds (the "Stonybrook Bonds") and approximately $900,000 of tax-exempt subordinate bonds (the "Class B Madera Bonds") to TEB Municipal Trust II ("TEB II"), a New York trust. The interest rate on the Stonybrook Bonds is fixed at 10.0% per annum. The Stonybrook Bonds are collateralized by the Stonybrook property whose carrying value approximated $9.4 million at December 31, 1997. The interest rate on the Class B Madera Bonds is fixed at 11.0% per annum. The Class B Madera Bonds are collateralized by the Madera Point property whose carrying value approximated $11.0 million at December 31, 1997.

     Concurrent with its purchase of the bonds, TEB II sold a $4.9 million Class A Receipt of beneficial interest in TEB II at a fixed rate of 9.5% per annum, payable monthly. G.P. Holdings holds an approximately $14,500 Class G Receipt, which is entitled to a distribution in an amount equal to the excess of interest earned by TEB II from its ownership of the Class B Madera Bonds and the Stonybrook Bonds over the distributions paid to the Class A Receipt holders. Under the terms of certain agreements between members of G.P. Holdings, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings. This amounted to approximately $5,000 for TEB II for the period from May 1, 1997 through December 31, 1997.

(J) In March 1997, the Company assumed $13.3 million of fixed rate, tax-exempt bonds with respect to Palencia (the "Palencia Bonds"). Pursuant to the terms of the loan agreement, the Palencia Bonds bear interest at 7.65% per annum. The Palencia bonds are collateralized by

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     the Palencia property whose carrying value approximated $15.9 million at December 31, 1997.

     Upon the request of Banc One Capital Funding Corporation ("BOCFC"), the holder of the Palencia Bonds, the Company may be required to purchase the Palencia Bonds from BOCFC, on or after April 1, 1997, at a price equal to the outstanding balance of the Palencia Bonds, plus accrued interest, and any other amounts due BOCFC under the terms of a Put Agreement between the Company and BOCFC. The obligation under the Put Agreement is considered to be recourse to the Company.

(K) Permanent financing for these properties had been provided by variable rate, tax-exempt bonds (the "Prior Florida Bonds"). The $39.0 million of Prior Florida Bonds were purchased in 1996 by TEB Municipal Trust I ("TEB I"), a New York trust. TEB I then sold $27.0 million in Class A certificates, $10.0 million in Class B certificates, and approximately $2.0 million in a Class G certificate. The Class G certificate was owned by G.P. Holdings. G.P. Holdings, as the holder of the Class G certificate, was entitled to a distribution in an amount equal to the excess of interest earned by TEB I from its ownership of the Prior Florida Bonds over the distributions paid to the Class A and Class B certificate holders. During the third quarter ended September 30, 1997, Prior Florida Bonds and, correspondingly, the trust certificates were subject to a $300,000 partial redemption, thereby leaving an aggregate outstanding balance of $38.7 million in trust certificates.

     On October 27, 1997, the Housing Finance Authority of Volusia County, Florida issued $17.9 million of variable rate tax-exempt bonds for the benefit of The Arbors and Ocean Oaks properties, and the Housing Finance Authority of Palm Beach County, Florida issued $16.1 million of variable rate tax-exempt bonds for the benefit of Village Crossing and Haverhill Commons (collectively, the "Florida Bonds"). The Company deposited the proceeds from the Florida Bonds plus an additional $4.7 million into an escrow account to redeem the Prior Florida Bonds.

     Under the terms of the bond loan agreements, the respective issuing Property Partnerships are to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Florida Bonds. The rates ranged from 3.55% to 4.00% from October 27, 1997 through December 31, 1997. The interest rate is currently reset on a weekly basis. The remarketing agents receive a fee of 0.10% per annum.

     On December 1, 1997, the Company redeemed $38.7 million of the Prior Florida Bonds owned by TEB I. TEB I then redeemed the Class B and Class G certificates and reimbursed the credit enhancer for the Class A certificates for the draw on its direct pay letter of credit with respect to the Class A certificates. At that time, TEB I dissolved and triggered a Special

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Put Event under the Put Agreement with the Class B Receipt holders. The Company paid a premium payment of approximately $556,000 to the Class B Receipt holders, which is included as a loss on sale of investment, net of minority interest, in the consolidated statements of operations.

     Under the terms of certain agreements between members of G.P. Holdings, the Company receives 100% of any excess cash flows, as defined, from G.P. Holdings. This amounted to approximately $497,000 for TEB I for the year ended December 31, 1997.

(L) On October 27, 1997, the Company obtained credit enhancement for the Florida Bonds. The Florida Bonds are credit enhanced by four separate letters of credit aggregating $34.5 million from Credit Lyonnais New York Branch (" CLNY") and a corresponding confirming letter of credit issued by Republic Bank of New York. Under the terms of the CLNY letter of credit agreement, CLNY was paid an origination fee of $345,030 and is also entitled to a letter of credit fee of 1.5% per annum of the stated amount of the letters of credit payable monthly in arrears. An additional fee of 0.25% per annum of the stated amount of the letter of credit is due to CLNY as long as a confirming letter of credit remains in place. The CLNY letters of credit expire not later that October 27, 2002. The letters of credit are collateralized by first mortgages on the properties, whose carrying value approximated $38.7 million at December 31, 1997.

     Commencing on January 1, 1998 and on each April 1, July 1, October 1 and January 1, thereafter, the Company is obligated to deposit, as additional collateral for the letters of credit, cash into a sinking fund equal to the principal portion of the quarterly amortization payment which would be due on each such date on a loan in the amount of the aggregate stated amount of such letters of credit being amortized over a term of twenty-five years with an interest rate of 8.00% per annum.

(M) On June 22, 1997, the Company entered into a secured revolving credit facility to refinance its credit facility with Bank One, Arizona (the "Bank One Loan") with Nomura Asset Capital Corporation ("NACC" ) (as amended, the "NACC Revolving Loan"). The Bank One Loan had an interest rate of between LIBOR plus 1.70% and 1.95% and had a maximum commitment of $75 million based on the amount of collateral posted.

     The NACC Revolving Loan bears interest at LIBOR plus 1.50% and has a maximum commitment of $75 million subject to the amount of collateral pledged by the Company. As of December 31, 1997, six properties were pledged as collateral under the NACC Revolving Loan, and approximately $35.3 million was outstanding. The value of the pledged collateral is adjusted periodically to reflect current valuations of the properties. As of December 31, 1997, the six properties pledged as collateral would have provided an additional $2.6 million

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     of availability under the NACC Revolving Loan. On September 30, 1997, the Company amended the maturity date of the NACC Revolving Loan from December 31, 1997 to December 31, 1998.

     On June 26, 1997, the Company entered into an amendment to the NACC Revolving Loan to permit the Company, notwithstanding the maximum availability provisions, to borrow $20.7 million to acquire the Park Colony and Cedar Creek properties. This advance was intended to serve as short-term financing and was required to be repaid by July 2, 1997. On June 30, 1997, the Company repaid the $20.7 million short-term bridge loan with proceeds from the Company's Offering (see Note 11). Pursuant to the terms of the NACC Revolving Loan agreements, the Company is subject to certain financial covenants including a 1.40 to 1.0 debt service coverage ratio, as defined.

(N) On May 28, 1997, the Company entered into an unsecured revolving credit facility with CLNY for $25.0 million (as amended, the "CLNY Unsecured Line of Credit" ) at the Prime Rate plus 1.25% or, at the option of the Company, the Eurorate plus 2.25% or LIBOR plus 2.25%. Unpaid principal, together with any accrued or unpaid interest thereon, is due and payable 120 days following the date of any advance under the CLNY Unsecured Line of Credit. On September 30, 1997, the Company amended the maturity date of the CLNY Unsecured Line of Credit from December 31, 1997 to May 23, 1998. As of December 31, 1997, the CLNY Unsecured Line of Credit provided $6.25 million of working capital availability (the "CLNY Working Capital Availability"), of which approximately $2.0 million was outstanding. The remaining availability may be utilized for acquisitions. Pursuant to the terms of the CLNY Unsecured Line of Credit agreements, the Company is subject to certain financial covenants including a 2.00 to 1.0 consolidated interest coverage ratio, as defined, and a consolidated EBITDA to debt service ratio of 1.75 to 1.0, as defined. The consolidated interest coverage ratio covenant was changed by CLNY to 1.90 to 1.0 for the quarter ended December 31, 1997.

     Effective January 30, 1998, the Company amended the CLNY Unsecured Line of Credit (the "CLNY Amendment"). The CLNY Amendment provides the Company with $10 million of borrowing capacity (the "CLNY Swap Availability") to be used by the Company solely to meet, or to reimburse itself for previous payments made to meet, collateral requirements for CLNY made on or after January 12, 1998 relating to the Company's outstanding swap agreements with CLNY. This $10 million of CLNY Swap Availability is in addition to the $6.25 million of CLNY Working Capital Availability, but does not increase the aggregate $25 million availability. The Company paid $200,000, plus expenses, for the CLNY Amendment. The CLNY Amendment further provides for a method of required paydowns to the CLNY Unsecured Line of Credit under various circumstances.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(O) Permanent financing for these properties has been provided by a $16.1 million conventional fixed rate loan from NACC. Under the terms of the loan agreement, the Company makes monthly principal and interest payments based on an interest rate of 7.88% per annum and a 30-year amortization. The loan is collateralized by first mortgages on the four properties, whose carrying value approximated $23.3 million at December 31, 1997.

(P) On March 5, 1997, permanent financing for these properties was provided by a $21.5 million conventional fixed rate loan from NACC. Under the terms of the loan agreement, the Company makes monthly principal and interest payments based on an interest rate of 8.08% per annum and a 30-year amortization. The loan is collateralized by first mortgages on the two properties, whose carrying value approximated $24.0 million at December 31, 1997.

(Q) On April 17, 1997, the Company refinanced $8.5 million of fixed-rate, tax-exempt bonds issued by the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the "Bellevue Bonds") and secured by the Crossings of Bellevue property whose carrying value approximated $15.8 million at December 31, 1997. The Bellevue Bonds now bear interest at a floating rate that is reset weekly by the remarketing agent at a minimum rate required to remarket the bonds at par. The Bellevue Bonds are credit enhanced by the FNMA Facility and mature on December 15, 2027. Prior to the refinancing the Bellevue Bonds, the Company made monthly principal and interest payments based on a 30 year amortization. The Bellevue Bonds bore interest at 9.3%.

Interest Rate Protection Facilities

     On August 31, 1994, the Company acquired an interest rate cap for approximately $5.6 million to protect itself from interest rate fluctuations. On March 14, 1996, the Company sold its interest rate protection contract for approximately $1.5 million. As a result of this sale, the Company recognized a $2.1 million loss, net of minority interest.

     On March 14, 1996, the Company entered into swap transactions (the "Basis Risk Swap") with Nomura Capital Services, Inc. ("NCSI" ) (subsequently assigned to Salomon Brothers) pursuant to which the Company pays to Salomon Brothers a variable rate (72.5% of 90-day LIBOR) on a notional amount of $130.0 million (composed of a $55 million and a $75 million agreement). The Company receives a floating rate based on the Kenny Index. The Basis Risk Swap matures on February 26, 1999. As a result of the cancellation of certain swaps in December 1996 (described below), the notional of $103.5 million of the Basis Risk Swap no longer provides the Company a hedge against interest rate risk and has, therefore, been recorded at its fair value. The fair value of the $103.5 million notional amount was approximately $588,000 and $798,000 at December 31, 1997 and 1996, respectively, and is included in other liabilities in the consolidated balance sheets. In 1997, a fair value adjustment of approximately $140,000 was recorded in general and

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



administrative expenses in the consolidated statements of operations. At December 31, 1997 and 1996, respectively, the Company had approximately $1.5 million and $4.2 million posted as collateral with respect to the Basic Risk Swap.

     On October 3, 1996, the Company entered into an interest rate swap transaction (the "Goldman Swap") with Goldman Sachs Capital Markets, L.P. ("Goldman" ) pursuant to which the Company pays a fixed rate on a notional amount of $26.5 million of its variable rate tax-exempt bonds. Under this swap agreement, the Company pays a fixed rate of 6.84% to Goldman and receives a floating rate based on 90-day LIBOR. At both December 31, 1997 and 1996, the Company had approximately $565,000 posted as collateral with respect to the Goldman Swap. The Swap agreement matures on October 3, 2003.

     On December 9, 1996, the Company canceled certain of its swap agreements. The loss on cancellation of the swap agreements of approximately $1.4 million is being amortized over the original life of the swaps and recognized as an adjustment to interest expense on the underlying bonds.

     Also on December 9, 1996, the Company entered into a swap transaction with CLNY. Pursuant to this swap agreement, the Company pays a fixed rate on a notional amount of $186.5 million (including $16.5 of Williamsburg debt) of its variable rate tax-exempt bonds. Under the terms of the agreement, the Company pays to CLNY a fixed rate of 4.636% on a notional amount of $186.5 million and receives a floating rate based on the PSA Municipal Swap Index. The swap agreement matures on December 9, 2003.

     Effective March 3, 1997, the Company entered into a swap transaction with CLNY in order to hedge itself against interest rate fluctuations with respect to the bonds secured by the Crossroads property. Pursuant to the terms of the swap agreement, the Company will pay a fixed rate of 4.85% per annum on a notional amount of $6.0 million and receive a variable rate based on the PSA Municipal Swap Index. The swap agreement terminates on March 3, 2004.

     Pursuant to the terms of the swaps and related credit support agreements, the Company is required to post collateral to the swap providers for an amount equal to their exposure, as defined, in each case to the extent that a specified threshold is exceeded. The collateral posted by the Company may be in the form of cash or governmental securities as determined by the Company.
At December 31, 1997, the Company has posted approximately $5.2 million (including Williamsburg) in cash collateral under its swap agreements. The Company estimates that for every .25% decrease in the LIBOR interest rate yield curve, it will be required to post approximately $2 million of additional collateral with the swap providers. If interest rates rise, the Company estimates that for every .25% increase in the LIBOR interest rate yield curve, recovery of the posted collateral of a similar amount will be received up to the outstanding collateral balances.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Effective April 17, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $756,370 to protect itself against interest rate fluctuations with respect to bonds encumbering the Crossings of Bellevue and Trails of Ashford properties. Pursuant to the terms of the interest rate cap agreement, the interest rate is limited to 4.95% per annum on a notional amount of $17.6 million. The interest rate cap agreement terminates on April 17, 2004.

     Effective April 25, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $234,000 to protect itself against interest rate fluctuations with respect to the bonds secured by the Sandalwood property. Pursuant to the terms of the interest rate cap agreement, the interest rate is limited to 6.5% per annum on a notional amount of $4.0 million. The interest rate cap agreement terminates on April 26, 2004.

     Effective September 11, 1997, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $58,000 to protect itself against interest rate fluctuations with respect to the taxable bonds secured by the Shallow Creek property. Pursuant to the terms of the interest rate cap agreement, the interest rate is limited to 6.53% per annum on a notional amount of $2.3 million. The interest rate cap agreement terminates on September 11, 2002.

Other

     Interest costs were as follows:


                                                  (IN THOUSANDS)
                                             YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                             1997      1996      1995
                                           --------  --------  --------
Interest incurred.........................  $22,569   $14,145    $8,903
Interest paid.............................   22,928    13,232     8,995

     Scheduled principal payments of bonds and notes payable and sinking fund deposits as of December 31, 1997 are as follows:


                                      (IN 000'S)
                                      ----------
1998.................................   $ 55,261
1999.................................      5,430
2000.................................      5,800
2001.................................      6,194
2002.................................      6,611
Thereafter...........................    308,353
                                        --------
                                        $387,649
                                        ========

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ESCROW DEPOSITS - RESTRICTED

     Escrow deposits consist primarily of reserves for (i) collateral for swap contracts entered into by the Company, (ii) recurring capital expenditures,
(iii) real estate taxes, (iv) insurance, (v) sinking fund deposits, and (vi) additional collateral for debt.

6.   NOTE RECEIVABLE - OFFICER

     Concurrent with the Offering, the Operating Partnership made a limited recourse loan to a senior executive of the Company in the amount of $1.0 million which he used to pay income taxes due in connection with the transfer to him of 156,250 Common Units. The loan was collateralized by a subordinate pledge of these Common Units. The loan bore interest at 8% per annum and had a maturity date of March 1, 1998. On December 29, 1997, the senior executive repaid the entire outstanding principal balance on this loan.

7.   UTILITY DEPOSITS

     Certain Property Partnerships are required to place escrow deposits with local utility companies. The deposits are typically for a two year period and accrue interest at an average rate of approximately 4% per annum. Total utility deposits, including accrued interest, at December 31, 1997 and 1996 are approximately $1.1 million and $1.0 million, respectively. Such deposits are included in accounts receivable.

8.   STOCK OPTION PLAN

     The Company has established a stock option plan for the purpose of attracting and retaining directors, executive officers and other significant employees via three stock incentive plans (collectively, the "Stock Incentive Plan"). The 1994 Stock Incentive Plan, as amended, authorized the issuance of options to purchase 469,000 shares of Common Stock. The 1996 Stock Incentive Plan, as amended in March 1997, authorized the issuance of options to purchase 250,000 shares of Common Stock. The Board of Directors of the Company established a new stock option plan in 1997 (the "1997 Stock Incentive Plan"), which authorized the issuance of options to purchase up to 1.6 million shares of Common Stock.

     Options outstanding as of December 31, 1997, have exercise prices ranging from $15.53 to $24.25, vest in certain cases immediately upon the grant date or up to four years, and have terms of five to ten years.

     At December 31, 1997, options for 1,654,490 shares of Common Stock are available for grant under the Stock Incentive Plan.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Information on stock options is shown in the following table:



                            OPTIONS OUTSTANDING                                               EXERCISABLE OPTIONS
----------------------------------------------------------------------------            ----------------------------------
                                                            WEIGHTED-AVERAGE                              WEIGHTED-AVERAGE
                                             SHARES           EXERCISE PRICE               SHARES           EXERCISE PRICE
                                          ---------         ----------------            ---------         ----------------
January 1, 1995                             342,000         $         16.00
Options granted                              19,000                   15.64
                                          ---------
December 31, 1995                           361,000                   15.98               160,999         $       15.95
Options granted                             230,500                   20.26
                                          ---------
December 31, 1996                           591,500                   17.63               391,750         $       16.90
Options granted                              73,010                   23.68
Options exercised                          (192,000)                  16.65
Options expired                             (25,000)                  22.00
                                          ---------
December 31, 1997                           447,510                   18.80               384,128         $       18.07
                                          ==========




                                                                                                   EXERCISABLE OPTIONS AT
                       OPTIONS OUTSTANDING AT DECEMBER 31, 1997                                      DECEMBER 31, 1997
---------------------------------------------------------------------------------       ----------------------------------
                                                                 WEIGHTED AVERAGE
RANGE OF EXERCISE                        WEIGHTED AVERAGE        REMAINING LIFE                         WEIGHTED AVERAGE
PRICES                     SHARES        EXERCISE PRICE              (YEARS)             SHARES         EXERCISE PRICE
-----------------          -------       ----------------        ----------------        -------        ----------------
$15.53 to $20              277,000       $   16.39                     6.8               277,000        $    16.39
$21 to $24.25              170,510           22.72                     9.2               107,128             22.40
                           -------       ----------------        ----------------        -------        ----------------
                           447,510       $   18.80                     7.7               384,128        $    18.07
                           =======       ================        ================        =======        ================

     The effects on 1997, 1996, and 1995 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined using the fair market value-based accounting method for options granted in 1997, 1996, and 1995, pro forma information would be as follows (in thousands, except for earnings per share information):

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 1997      1996     1995
                                                               --------  --------  -------
Unaudited pro forma net (loss) income available to
common shareholders..........................................  $(2,003)  $(5,068)  $9,862
Unaudited pro forma (loss) earnings per common share -
basic and diluted............................................    (0.20)    (0.57)    1.10

     The weighted average fair value of an option granted in 1997, 1996, and 1995 was $2.52, $6.16 and $5.16, respectively. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options granted. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                         1997                  1996                  1995
                                      ---------             ---------             ---------
Risk-free interest rate........          5.8%                  5.7%                  6.8%
Dividend yields................         *0.0%                 *0.0%                 *0.0%
Volatility.....................         19.6%                 19.0%                 19.0%
Expected life of option (years)          1.0                   4.6                   5.0

* Management believes that the stock price reflects the expected dividend rate.

9. SAVINGS PLAN

     Effective January 1, 1996, the Company established for the employees of the Company a retirement plan with a salary deferral retirement feature, which qualifies under section 401 of the Code (the "401(k) Plan"). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation in accordance with the provisions of section 401(k) of the Code. The 401(k) Plan allows participants to defer up to 15% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, a profit sharing feature of the 401(k) Plan provides for a contribution by the Company to be made annually on behalf of each participant in an amount, if any, as determined by the Company based upon a to-be-determined percentage of increases in profitability from year to year. The Company contributed a total of approximately $33,000 in February 1997, on behalf of the participants. Amounts contributed by the Company on behalf of the participant will vest over a period of five years (20% per year). Amounts contributed by the Company and amounts contributed by the participants will be held in trust until distributed to the participant pursuant to the provisions of the 401(k) Plan.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. PREFERRED STOCK

     The Company is authorized to issue up to 20 million shares of preferred stock. On August 15, 1996, the Company issued 1,351,351 shares of Class A Preferred Stock, par value $.01, for $18.50 per share or an aggregate amount of $25 million. Net of underwriting discounts and expenses, the Company received approximately $24.1 million in net proceeds from the issuance. The Company contributed the proceeds to the Operating Partnership in exchange for 1,351,351 Class A Preferred Units of the Operating Partnership. The Operating Partnership, in turn, used such proceeds primarily for property acquisitions.

     The dividend on the shares of Class A Preferred Stock issued and outstanding is paid quarterly at an annual rate of (i) $1.68 per share of Class A Preferred Stock, on or prior to August 14, 1997, (ii) for the period August 15, 1997 through August 14, 1998, $1.73 per share of Class A Preferred Stock,
(iii) for the period August 15, 1998 through August 14, 1999, $1.78 per share of Class A Preferred Stock, (iv) for the period August 15, 1999 through August 14, 2001, $1.84 per share of Class A Preferred Stock, (v) for the period August 15, 2001 through August 14, 2002, $1.89 per share of Class A Preferred Stock, and (vi) on or after August 15, 2002, the greater of (x) $1.68 per Class A Preferred Stock, per annum or (y) the product of 1.05 of the dividend paid to Common Stock. Each share of Class A Preferred Stock is convertible into one share of Common Stock at the sole and absolute discretion of the holder.

     The Company has the right to redeem the Class A Preferred Stock on or after August 15, 2001. Prior to August 14, 2002, the Company has the right to redeem this Class A Preferred Stock at a premium of 1.06% of the per share purchase price of $18.50. The premium to be paid upon redemption of the Class A Preferred Stock decreases over an eight year period to zero by August 15, 2010. In the event of a change of ownership of the Company, the Company may be required by the holder of Class A Preferred Stock to purchase all of the shares of Class A Preferred Stock at a price equal to the lesser of (i) $19.98 or (ii) the price at which the Company has the right to redeem shares of Class A Preferred Stock from the holders as described above (see Note 3).

     Except as limited by law, the holders of the Class A Preferred Stock are entitled to vote or consent on all matters submitted to the holders of Common Stock together with the common stock as a single class. Each share of Class A Preferred Stock will entitle the holder to one vote for each share of common stock into which such Class A Preferred Stock is convertible as of the record date for such vote or consent.

11. SHELF REGISTRATION

     In June 1997, the Company registered 2.5 million shares of Common Stock pursuant to an equity shelf registration statement, of which 1.3 million registered Common Shares were sold on

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1997 (the "Offering") at prices between $22.375 and $22.625. The closing price of a Common Share on June 17, 1997 (the date the Company entered into an agreement to sell 1.3 million shares of Common Stock) was $22.625. The Company received gross proceeds of approximately $29.3 million; net proceeds approximated $28.8 million. The Company used $20.7 million of the net proceeds received from the Offering to repay the short-term bridge loan borrowed pursuant to the amendment to the NACC Revolving Loan used to acquire the Cedar Creek and Park Colony properties and the balance to repay a portion of the principal outstanding under the NACC Revolving Loan and the CLNY Unsecured Line of Credit.

12. DIVIDENDS AND DISTRIBUTIONS TO STOCKHOLDERS AND MINORITY INTEREST

     The total dividends declared and paid to holders of Common Stock in 1997 and 1996 were approximately $15.7 million and $14.3 million, respectively, each representing $1.60 per share. Of the dividends paid to stockholders in 1997, approximately $1.10 per share of Common Stock is considered to be a return of capital.

     The total dividends authorized for payment to holders of Class A Preferred Stock in 1997 and 1996 were approximately $2.3 million and $851,000, respectively, representing $1.70 and $0.63 per share, respectively. Dividends paid to holders of Class A Preferred Stock in 1997 and 1996 were approximately $2.3 million and $284,000, respectively.

     Total distributions to the Minority Interest include distributions to the Common Units held by the Limited Partners as well as distributions made to Investor I and Investor II. Amounts declared in 1997 and 1996 for the Common Units held by the Limited Partners each represent $1.60 per Common Unit. The following table summarizes the distributions declared and paid to the Minority Interest during 1997 and 1996:


                              (DOLLARS IN THOUSANDS)
                         FOR THE YEAR ENDED DECEMBER 31,
                        --------------------------------------
                             1997                1996
                        -----------------   ------------------
                        DECLARED   PAID       DECLARED   PAID
Limited Partners....    $1,447    $1,447      $1,542    $1,542
Investor I..........     1,826     1,756       1,274     1,129
Investor II.........       527       497         346       308

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  EARNINGS PER SHARE OF COMMON STOCK

        The following table sets forth the computations of basic and diluted earnings per share of Common Stock:


                                                   DOLLARS IN THOUSANDS
                                               EXCEPT FOR PER SHARE AMOUNTS
                                               --------------------------------
                                                1997        1996        1995
                                               --------  ---------  ----------
Numerator:
Net income before extraordinary item           $ 2,542     $ 1,094    $  5,587
  Preferred stock dividends.............        (2,296)       (851)         --
                                               --------  ---------   ----------
  Net income available to
   common stockholders before
   extraordinary item...................           246         243       5,587
  Extraordinary item....................        (1,384)     (4,653)      4,360
                                               --------  ---------   ----------
  Numerator for basic and diluted
   earnings per share-income available
   to common stockholders...............       $(1,138)    $(4,410)   $  9,947
                                               ========  =========   ==========
Denominator:
  Denominator for basic earnings
   per share - weighted-average shares       9,834,710   8,958,525   8,958,525
  Effect of dilutive securities:
   Employee stock options...............       101,163      53,585          --
                                               --------  ---------  ----------
  Denominator for diluted earnings
   per share-adjusted weighted average
   shares and assumed conversions.......     9,935,873   9,012,110   8,958,525
                                          ============   =========  ==========
Basic earnings per share................       $ (0.12)    $ (0.49)    $  1.11
                                          ============   =========  ==========
Diluted earnings per share..............       $ (0.11)    $ (0.49)    $  1.11
                                          ============   =========  ==========

        Options to purchase 57,510 shares of Common Stock at prices ranging from $23.63 per share to $24.25 per share and conversions into Common Stock of Common Units, Class A Preferred Stock and Investors I and II limited partnership interests in certain of the Company's consolidated subsidiaries were not included in the computation of diluted earnings per share because of antidilutive effects.

        For additional disclosures regarding Investors I and II, employee stock options and Class A Preferred Stock, see Notes 2, 8, and 10, respectively.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by management in estimating fair value disclosures for financial instruments:

        Cash and cash equivalents:  The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.
        Escrow deposits-restricted: The carrying amount reported in the balance sheet for escrow deposits approximates fair value.
        Escrowed bond funds-restricted:  The carrying amount reported in the balance sheet for escrowed bond funds-restricted approximates fair value.
        Note receivable-officer:  The carrying amount reported in the balance sheet for the note receivable-officer approximates fair value.
        Interest rate caps:  The fair value of the interest rate cap agreements is estimated based on the Company's current replacement costs for similar interest rate protection contracts.
        Interest rate swaps: The fair value of the interest rate swaps is estimated based on current settlement values.
        Bonds payable:  The carrying amounts of the Company's variable rate bonds approximate their fair value.  Fair value of fixed rate
             bonds are estimated   based on quoted market prices for similar
             borrowings.
        Notes payable: The carrying amounts of the Company's notes payable approximate their fair values based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amount of accrued interest approximates its fair value.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The carrying amounts and fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                             (IN THOUSANDS)               (IN THOUSANDS)
                                                  1997                         1996
                                        ----------------------       ----------------------
                                            Carrying     Fair           Carrying      Fair
                                             Amount     Value           Amount       Value
                                        ------------  --------       ----------    ---------
ASSETS:
Cash and cash equivalents.......        $   4,448    $  4,448         $  4,002     $ 4,002
Escrow deposits.................           30,588      30,588           30,897      30,897
Escrowed bond funds - restricted              250         250              549         549
Note receivable - officer.......               --          --            1,000       1,000
Interest rate caps..............              937         350               --          --
LIABILITIES:
Bonds payable...................          313,097     313,097          279,355     279,355
Notes payable...................           74,552      74,552           79,974      79,974
Interest rate swaps.............              588       5,123              798       1,459

15. GAIN ON SALE OF RENTAL PROPERTY

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

16. EXTRAORDINARY ITEMS

     During 1997, unamortized deferred financing costs were written off upon refinancing the Bank One Loan. As a result, the Company recognized an extraordinary loss of approximately $900,000, which is net of minority interest of $90,000. In addition, the Company's share of income/loss from investments in and advances to unconsolidated real estate limited partnerships includes an extraordinary loss of approximately $484,000, which is net of minority interest of approximately $44,000.

     During 1996, unamortized deferred financing costs were written off upon reissuance of certain bonds in connection with replacement of credit enhancement. As a result, the Company recognized an extraordinary loss of approximately $4.3 million, which is net of minority interest of $1.5 million. The Company also wrote off unamortized deferred financing costs upon the early

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repayment of bridge financing; the Company recognized an extraordinary loss of approximately $209,000, which is net of minority interest of $22,000. In addition, the Company's share of income/loss from investments in unconsolidated real estate limited partnerships includes an extraordinary loss of $159,000, which is net of minority interest of $17,000.

        As a result of the Company's acquisition of its fixed rate bonds (see
Note 4) and subsequent discounts to the original purchase price paid to purchase such bonds, the Company recognized an extraordinary gain of approximately $2.3 million in 1995, net of minority interest of $253,000 and the $562,000 write-off of deferred financing costs and other loan fees associated with the bridge financing used to acquire the fixed rate bonds. In addition, the Company's share of income/loss from investments in unconsolidated real estate limited partnerships includes extraordinary income of $2.0 million, net of minority interest of $218,000.

17. ACQUISITIONS

        During the year ended December 31, 1997, the Company acquired the properties listed below. Each property was purchased from an unaffiliated third party. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from their respective dates of acquisition. Acquisition cost includes the purchase price of the property and related closing costs.


                                                        (IN THOUSANDS)
PURCHASE DATE     PROPERTY         LOCATION      UNITS  ACQUISITION COST
------------   ---------------  ---------------  ----   -----------------
3/11/97        Palencia (1)     Tampa, FL         420          $15,387
6/27/97        Park Colony (2)  Norcross, GA      352           14,709
6/27/97        Cedar Creek (2)  San Antonio, TX   392            7,333

      (1) The Company assumed $13.3 million of fixed rate tax-exempt bonds, which are collateralized by Palencia.

      (2) The Company financed the acquisitions of Park Colony and Cedar Creek using borrowings under the NACC Revolving Loan (see
           Note 4).

18. LEGAL PROCEEDINGS

        The Company is involved in a variety of legal proceedings arising in
the ordinary course of business.   It is management's belief that,
collectively, all such proceedings are not expected to have a material impact on the Company's financial position.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

        On February 4, 1998, the Board of Directors of the Company (the "Board") authorized distribution payments of approximately $4.6 million, or $0.40 per Common Unit, to holders of Common Units of the Operating Partnership for the quarter ended December 31, 1997. The distributions were paid on February 17, 1998. The Board also authorized distribution payments of $584,459, or $0.4325 per Preferred Unit, to holders of Preferred Units of the Operating Partnership for the quarter ended December 31, 1997. This distribution was also paid on February 17, 1998.

        On February 4, 1998, the Board declared a quarterly dividend of $0.40 per share of Common Stock to the Common Stockholders of the Company for the quarter ended December 31, 1997. The dividends were paid on February 17, 1998, to holders of record as of February 12, 1998. The Board also authorized a quarterly dividend of $0.4325 per Preferred Stock to the holder of Preferred Stock of the Company for the quarter ended December 31, 1997. This dividend was also paid on February 17, 1998.

        In November 1997, the Company obtained a $20 million standby commitment (the "Standby Commitment") from Bank of America National Trust and Savings Association for the benefit of FNMA. On February 4, 1998, under the terms of FNMA's Consent and the Standby Commitment, FNMA released the Standby Commitment. In connection with the release, the Company wrote off approximately $349,000 of unamortized deferred financing costs.

        On March 5, 1998, the Industrial Development Authority of the City of Phoenix, Arizona issued $6.0 million of variable rate, tax-exempt bonds (the "Heather Ridge Bonds") for the benefit of the Heather Ridge property. The Heather Ridge Bonds, which are collateralized by the Heather Ridge property, are credit enhanced under the FNMA Facility. The Heather Ridge Bonds will mature on December 15, 2037 and bear interest at a floating rate that is reset weekly by the remarketing agent at the minimum rate required to remarket the bonds at par. The Company used net proceeds of $5.5 million to repay a portion of the outstanding principal on the NACC Revolving Loan and the remainder to fund working capital. In addition, the Company entered into an interest rate cap agreement with CLNY at a purchase price of $9,000 to protect itself against interest rate fluctuations with respect to the Heather Ridge Bonds. Pursuant to the terms of the interest rate cap agreement, the interest rate is limited to 4.8% per annum on a notional amount of $6.0 million. The interest rate cap agreement terminates on March 15, 1999.

                          AMBASSADOR APARTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



20. PRO FORMA FINANCIAL INFORMATION - UNAUDITED

        The following unaudited table of pro forma information has been prepared as if the acquisition of three properties in 1997, the acquisition of 13 properties in 1996, and the formation of G.P. Holdings had occurred as of the beginning of each year presented. In management's opinion, the pro forma is not indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year.


                                                (IN THOUSANDS EXCEPT
                                                 PER SHARE AMOUNTS)
                                            PRO FORMA FOR THE YEAR ENDED
                                            -----------------------------
                                                    (UNAUDITED)
                                                1997                1996
                                            ---------           ---------
Total revenues...........................     $96,099             $92,473
Property operating expenses..............      44,498              41,156
Depreciation and amortization............      20,993              19,883
Interest.................................      26,326              26,123
Income from investment in
 unconsolidated real estate limited
 partnerships............................        (402)               (218)
                                            ---------           ---------
Total expenses...........................      91,415              86,944
                                            ---------           ---------
Income before minority interest, loss on
sale of  investment, loss on sale of
interest rate cap, and extraordinary item      $4,684              $5,529
                                            =========           =========
Income per share of Common Stock -
 diluted.................................       $0.43               $0.55
                                            =========           =========

        The pro forma financial information includes the following adjustments:
(i) an increase to rental revenues, property operating expenses and related interest expense to reflect the acquisitions in 1996 and 1997; (ii) an increase in general and administrative expense to reflect additional costs associated with increasing the size of the portfolio; (iii) an increase in depreciation to reflect the acquisitions noted in (i) above; and (iv) an increase in income from investment in unconsolidated real estate limited partnerships to reflect the formation of G. P. Holdings.

        Income has not been reduced for Minority Interests, and income per share assumes that all limited partnership interests in the Operating Partnership have been converted to shares of Common Stock; therefore, the total Common Stock outstanding at January 1, 1997 and 1996 would have been 10,840,707 and 9,976,093, respectively.




                                                    AMBASSADOR APARTMENTS, INC.
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (DOLLARS IN THOUSANDS)

                                                                         COST CAPITALIZED SUBSEQUENT      GROSS AMOUNT AT WHICH
                                          INITIAL COST TO COMPANY              TO ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                    ---------------------------------- ------------------------------- --------------------------
                                                           BUILDINGS,          BUILDINGS &                      BUILDINGS &
                                                           FURNITURE           IMPROVEMENTS                    IMPROVEMENTS
                                                               &                FURNITURE &                     FURNITURE &
           DESCRIPTION              ENCUMBRANCES   LAND    EQUIPMENT    LAND     EQUIPMENT      TOTAL     LAND   EQUIPMENT
---------------------------------   ------------- ------ ------------- ------  -------------  --------  ------- ------------
Management Business                   $2,010       $--          $--      $--       $1,597      $1,597      $--    $1,597
Properties:
Prime Crest (Austin, TX)               2,400       670          857      314        2,544       2,858      984     3,401
Royal Crest (Austin, TX)               3,400       805        1,183      392        3,321       3,713    1,197     4,504
Aspen Hills (Austin, TX)               9,800     2,051        4,891       --        4,513       4,513    2,051     9,404
Eagle's Nest (San Antonio, TX)         5,200       975        1,791      181        4,393       4,574    1,156     6,184
LaJolla (San Antonio, TX)             10,000     1,944        1,434      484       10,592      11,076    2,428    12,026
Cape Cod (San Antonio, TX)             8,100     1,360        5,617      259        2,831       3,090    1,619     8,448
Braesview (San Antonio, TX)           20,500     2,599       14,916      380        5,429       5,809    2,979    20,345
Mesa Ridge (San Antonio, TX)           5,100       630        3,654      189        2,649       2,838      819     6,303
Harbor Cove (San Antonio, TX)          5,900     1,174        3,575       --        1,529       1,529    1,174     5,104
Brookdale Lakes  (Naperville, IL)     14,800     1,295           --      234       18,077      18,311    1,529    18,077
Bent Oaks (Austin, TX)                 4,400     1,078        3,823       16        1,001       1,017    1,094     4,824
Coral Cove (Clearwater, FL)            3,999     1,289        4,570       22          598         620    1,311     5,168
Mountain View
(Colorado Springs, CO)                    --       644        8,552       28          875         903      672     9,427
Privado Park (Mesa, AZ)                9,200       600        6,898       39        2,056       2,095      639     8,954
Quail Ridge (Tucson, AZ)               6,400     1,202        4,023       28        1,201       1,229    1,230     5,224
Shadow Creek (Phoenix, AZ)             5,600     1,559        5,526       29        1,147       1,176    1,588     6,673
Summit Creek (Austin, TX)              3,555     1,067        4,013       18          560         578    1,085     4,573
Tatum Gardens (Phoenix, AZ)            3,456       916        4,171       14          373         387      930     4,544
Vista Ventana (Phoenix, AZ)            6,400     1,146        4,581       32        1,103       1,135    1,178     5,684
Cypress Ridge (Houston TX)             4,250     1,306        2,649       --        1,262       1,262    1,306     3,911
The Mills (Houston, TX)               14,575     5,773       10,187       --        3,466       3,466    5,773    13,653
Sandalwood (Houston, TX)               4,000     1,647        3,625       --        1,928       1,928    1,647     5,553
Trails of Ashford  (Houston, TX)       9,050     2,056        6,949       --        1,998       1,998    2,056     8,947
Westway Village (Houston, TX)          4,888     2,961        4,506       --        1,332       1,332    2,961     5,838
Stratford (San Antonio, TX)            5,945     1,583        8,722       --        1,622       1,622    1,583    10,344
The Broadmoor (Austin, TX)             6,000     1,158        4,626       --        1,124       1,124    1,158     5,750
Windridge (San Antonio, TX)            6,270     1,122        7,278       --          903         903    1,122     8,181
Shallow Creek (San Antonio, TX)        4,600     1,083        5,017       --          834         834    1,083     5,851
Tierra Bonita (Tucson, AZ)             6,000     1,550        6,250       --        1,502       1,502    1,550     7,752
Country Club West (Greely, CO)        11,344       646       12,254       --          829         829      646    13,083
Courtney Park (Fort Collins, CO)      10,050     1,556       10,344       --          710         710    1,556    11,054
Crossroads (Phoenix, AZ)               6,000       432        7,004       --        1,192       1,192      432     8,196
Franklin Oaks (Franklin, TN)          17,700     2,932       21,570       --        1,094       1,094    2,932    22,664
Falls of Bells Ferry (Atlanta, GA)    28,335     6,250       25,751       --        1,089       1,089    6,250    26,840


                                                                                     DATE
                                                            ACCUMULATED           CONSTRUCTED (C)
           DESCRIPTION                         TOTAL        DEPRECIATION            ACQUIRED(A)
---------------------------------           ---------      --------------        -----------------
Management Business                            $1,597            $771
Properties:
Prime Crest (Austin, TX)                        4,385             696                Mar. 1990 (A)
Royal Crest (Austin, TX)                        5,701             941                Mar. 1990 (A)
Aspen Hills (Austin, TX)                       11,455           1,890                June 1991 (A)
Eagle's Nest (San Antonio, TX)                  7,340           1,446                Jan. 1990 (A)
LaJolla (San Antonio, TX)                      14,454           2,138                June 1990 (A)
Cape Cod (San Antonio, TX)                     10,067           1,632                June 1990 (A)
Braesview (San Antonio, TX)                    23,324           3,685                Nov. 1990 (A)
Mesa Ridge (San Antonio, TX)                    7,122           1,249                Nov. 1990 (A)
Harbor Cove (San Antonio, TX)                   6,278           1,061                June 1991 (A)
Brookdale Lakes  (Naperville, IL)              19,606           3,957                Dec. 1990 (C)
Bent Oaks (Austin, TX)                          5,918             743                Oct. 1993 (A)
Coral Cove (Clearwater, FL)                     6,479             782                Oct. 1993 (A)
Mountain View
(Colorado Springs, CO)                         10,099           1,487                Oct. 1993 (A)
Privado Park (Mesa, AZ)                         9,593           1,349                Oct. 1993 (A)
Quail Ridge (Tucson, AZ)                        6,454             866                Oct. 1993 (A)
Shadow Creek (Phoenix, AZ)                      8,261           1,020                Oct. 1993 (A)
Summit Creek (Austin, TX)                       5,658             727                Oct. 1993 (A)
Tatum Gardens (Phoenix, AZ)                     5,474             708                Oct. 1993 (A)
Vista Ventana (Phoenix, AZ)                     6,862             867                Oct. 1993 (A)
Cypress Ridge (Houston TX)                      5,217             509                Aug. 1994 (A)
The Mills (Houston, TX)                        19,426           1,767                Aug. 1994 (A)
Sandalwood (Houston, TX)                        7,200             675                Aug. 1994 (A)
Trails of Ashford  (Houston, TX)               11,003           1,086                Aug. 1994 (A)
Westway Village (Houston, TX)                   8,799             884                Aug. 1994 (A)
Stratford (San Antonio, TX)                    11,927           1,280               Sept. 1994 (A)
The Broadmoor (Austin, TX)                      6,908             691               Sept. 1994 (A)
Windridge (San Antonio, TX)                     9,303           1,009                Oct. 1994 (A)
Shallow Creek (San Antonio, TX)                 6,934             682                Jan. 1995 (A)
Tierra Bonita (Tucson, AZ)                      9,302             904                Feb. 1995 (A)
Country Club West (Greely, CO)                 13,729           1,266               April 1995 (A)
Courtney Park (Fort Collins, CO)               12,610           1,070               April 1995 (A)
Crossroads (Phoenix, AZ)                        8,628             758                May  1995 (A)
Franklin Oaks (Franklin, TN)                   25,596           1,980                Aug. 1995 (A)
Falls of Bells Ferry (Atlanta, GA)             33,090           2,411                Aug. 1995 (A)



                                                    AMBASSADOR APARTMENTS, INC.
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (DOLLARS IN THOUSANDS)

                                                                         COST CAPITALIZED SUBSEQUENT      GROSS AMOUNT AT WHICH
                                          INITIAL COST TO COMPANY              TO ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                    ---------------------------------- ------------------------------- --------------------------
                                                           BUILDINGS,          BUILDINGS &                      BUILDINGS &
                                                           FURNITURE           IMPROVEMENTS                    IMPROVEMENTS
                                                               &                FURNITURE &                     FURNITURE &
           DESCRIPTION              ENCUMBRANCES   LAND    EQUIPMENT    LAND     EQUIPMENT      TOTAL     LAND   EQUIPMENT
---------------------------------   ------------- ------ ------------- ------  -------------  --------  ------- ------------
Madera Point (Mesa, AZ)              $8,067      $453        $10,568     $--         $785         $785     $453     $11,353
LaJolla de Tucson (Tucson, AZ)        4,967       954          3,929      --        1,177        1,177      954       5,106
Stonybrook (Tucson, AZ)               4,028     1,732          7,206      --          957          957    1,732       8,163
The Arbors (Deland, FL)               7,605     1,528          6,193      --          414          414    1,528       6,607
Ocean Oaks (Port Orange, FL)         10,295     2,272          9,199      --          533          533    2,272       9,732
Village Crossing
(West Palm Beach, FL)                 7,000     2,015          7,238      --          351          351    2,015       7,589
Haverhill Commons
(West Palm Beach, FL)                 9,100     2,251          7,863      --          510          510    2,251       8,373
Heather Ridge (Phoenix, AZ)           5,755     1,460          5,842      --          713          713    1,460       6,555
Pine Shadows (Tempe, AZ)              7,350     1,890          7,561      --          958          958    1,890       8,519
Crossings of Bellevue
(Nashville, TN)                       8,540     1,871         13,918      --          618          618    1,871      14,536
Hidden Lake (Tampa, FL)               4,605     1,257          4,599      --          994          994    1,257       5,593
Legend Oaks (Tampa, FL)               8,263     1,939          7,178      --        1,490        1,490    1,939       8,668
Sun Lake (Lake Mary, FL)             15,287     4,784         19,534      --        1,397        1,397    4,784      20,931
Palencia (Tampa, FL)                 13,250     3,015         12,372      --        1,166        1,166    3,015      13,538
Park Colony (Norcross, GA)               --     2,469         12,240      --          796          796    2,469      13,036
Cedar Creek (San Antonio, TX)         4,310     1,002          6,331      --          433          433    1,002       6,764
                                   --------   -------       --------  ------     --------     --------  -------    --------
                                   $387,649   $85,951       $362,578  $2,659     $100,566     $103,225  $88,610    $463,144
                                   ========   =======       ========  ======     ========     ========  =======    ========

                                                                                      DATE
                                                            ACCUMULATED           CONSTRUCTED (C)
           DESCRIPTION                         TOTAL        DEPRECIATION            ACQUIRED(A)
---------------------------------           ---------      --------------        -----------------
Madera Point (Mesa, AZ)                       $11,806            $804                Feb. 1996 (A)
LaJolla de Tucson (Tucson, AZ)                  6,060             458               April 1996 (A)
Stonybrook (Tucson, AZ)                         9,895             525                May  1996 (A)
The Arbors (Deland, FL)                         8,135             340                Aug. 1996 (A)
Ocean Oaks (Port Orange, FL)                   12,004             509                Aug. 1996 (A)
Village Crossing
(West Palm Beach, FL)                           9,604             395                Aug. 1996 (A)
Haverhill Commons
(West Palm Beach, FL)                          10,624             436                Aug. 1996 (A)
Heather Ridge (Phoenix, AZ)                     8,015             309               Sept. 1996 (A)
Pine Shadows (Tempe, AZ)                       10,409             400               Sept. 1996 (A)
Crossings of Bellevue
(Nashville, TN)                                16,407             629                Oct. 1996 (A)
Hidden Lake (Tampa, FL)                         6,850             249                Oct. 1996 (A)
Legend Oaks (Tampa, FL)                        10,607             414                Oct. 1996 (A)
Sun Lake (Lake Mary, FL)                       25,715             793                Nov. 1996 (A)
Palencia (Tampa, FL)                           16,553             617                Mar. 1997 (A)
Park Colony (Norcross, GA)                     15,505             297                Jun. 1997 (A)
Cedar Creek (San Antonio, TX)                   7,766             157                Jun. 1997 (A)
                                           ----------         -------
                                           $ $551,754         $52,319
                                           ==========         =======

                          AMBASSADOR APARTMENTS, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (Dollars in Thousands)
                                  (Continued)

Depreciation on building and improvements is calculated on the straight-line basis over the estimated useful lives of the assets as follows:


     Building...............  30 to 40 years
     Building improvements..   5 to 30 years
     Furniture and equipment   3 to 12 years

The aggregate cost of real estate for federal income tax purposes was approximately $486.2 million at December 31, 1997.

The change in total real estate assets and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                    REAL ESTATE ASSETS
                               ----------------------------
                                 1997      1996      1995
                               --------  --------  --------
Balance, beginning of year     $495,292  $343,869  $235,916
Sale of rental property              --        --    (7,024)
Acquisitions and improvements    56,462   151,423   114,977
                               --------  --------  --------
Balance, end of year           $551,754  $495,292  $343,869
                               ========  ========  ========


                                 ACCUMULATED DEPRECIATION
                               ----------------------------
                                 1997      1996      1995
                               --------  --------  --------
Balance, beginning of year      $33,340   $19,910   $11,480
Depreciation expense             18,979    13,430     8,894
Sale of rental property              --        --      (464)
                               --------  --------  --------
Balance, end of year            $52,319   $33,340   $19,910
                               ========  ========  ========
